Form 10-Q
period 2012-02-29
AVALANCHE INTERNATIONAL, CORP.
filed 2012-04-10
CIK 1537169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333 - 179028

AVALANCHE INTERNATIONAL, CORP.

(Exact name of registrant as specified in its charter)

Nevada	5023	38-3841757
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

Avalanche International, Corp.

5025 Pare, Unit 611

Montreal, QC Canada H4P1P4

 (514) 880-0719

(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,000,000 as of April 9, 2011.

AVALANCHE INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	Unaudited FEBRUARY 29, 2012	Audited NOVEMBER 30, 2011
ASSETS
Current Assets
Cash	$ 985	$ 6,000
Total Current Assets	985	6,000
TOTAL ASSETS	$ 985	$ 6,000
LIABILITIES
Loans from Related Party	4,400	4,400
TOTAL LIABILITIES	4,400	4,400
STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, par value $0.001; 75,000,000 shares authorized, 2,000,000 shares issued and outstanding	2,000	2,000
Deficit accumulated during the development stage	(5,415)	(400)
TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(3,415)	1,600
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$ 985	$ 6,000

See accompanying notes to financial statements

AVALANCHE INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	THREE MONTHS ENDED FEBRUARY 29, 2012	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO FEBRUARY 29, 2012

REVENUES	$ 0	$ 0

EXPENSES
General & Administrative Expenses	5,015	5,415
TOTAL EXPENSES	5,015	5,415
NET LOSS FROM OPERATIONS	(5,015)	(5,415)
PROVISION FOR INCOME TAXES	0	0
NET LOSS	$ (5,015)	$ (5,415)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,000,000

See accompanying notes to financial statements

AVALANCHE INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	THREE MONTHS ENDED FEBRUARY 29, 2012	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO FEBRUARY 29, 2012

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$ (5,015)	$ (5,415)
Net Cash provided by (used in) Operating Activities	(5,015)	(5,415)

Cash Flows from (used in) Investing Activities
Net Cash provided by (used in) Investing Activities	0	0

Cash Flows from (used in) Financing Activities
Loans from Shareholders	0	4,400
Sale of Common Shares	0	2,000
Net Cash provided by (used in) Financing Activities	0	6,400

Increase (Decrease) in Cash and Cash Equivalents	(5,015)	985
Cash and Cash Equivalents at Beginning of Period	6,000	0
Cash and Cash Equivalents at End of Period	$ 985	$ 985

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements

AVALANCHE INTERNATIONAL, CORP.

 (A Development Stage Company)

Notes to Financial Statements

February 29, 2012

1. ORGANIZATION AND BUSINESS OPERATIONS

AVALANCHE INTERNATIONAL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011.  The company plans to distribute crystallized glass tile in the North American markets to wholesale customers. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on April 14, 2011 through February 29, 2012 the Company has accumulated losses of $5,415.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $5,415 as of February 29, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of  three months or less at the time of issuance to be cash equivalents.

AVALANCHE INTERNATIONAL, CORP.

 (A Development Stage Company)

Notes to Financial Statements

February 29, 2012

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual results  could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature.

Financial Instruments

The  carrying value of the Company’s  financial  instruments  approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

AVALANCHE INTERNATIONAL, CORP.

 (A Development Stage Company)

Notes to Financial Statements

February 29, 2012

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fiscal Period

The Company’s fiscal year end is November 30.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $-0- in advertising costs during the period April 14, 2011 (inception) to February 29, 2012.

4.COMMON STOCK

The authorized capital  of  the Company is 75,000,000 common shares with a  par value of $ 0.001 per share.

On May 27, 2011, the Company issued  2,000,000  shares  of  common stock at a price of $0.001 per share for total cash proceeds of $2,000.

5. INCOME TAXES

Income taxes are accounted for  under  the  assets  and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial  statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets  and  liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

 As of February 29, 2012, the Company had net operating loss carry forwards of $5,415 that may be available to reduce future years’ taxable income through 2032.

AVALANCHE INTERNATIONAL, CORP.

 (A Development Stage Company)

Notes to Financial Statements

February 29, 2012

6. RELATED PARTY TRANSACTIONS

On April 14, 2011 a Director had loaned the Company $400.

On May 27, 2011 a Director had loaned the Company $4,000.

As of February 29, 2012 total  loan amount was $4,400. The loan is non-interest bearing, due upon demand and unsecured.

On May 27, 2011, the Company sold 2,000,000  shares  of  common stock at a price of $0.001 per share to its director.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 29, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

INTRODUCTION

We were incorporated in the State of Nevada on April 14, 2011. We just recently started our operations. Our business is the distribution of crystallized glass tile in North America. This material can be used in any residential, commercial indoor and outdoor surfacing applications generally for flooring. We have not generated any revenues and our principal business activities to date consist of creating a business plan and entering into a Marketing and Sales Distribution Agreement with Jiangxi Dafeng Trading Co., Ltd. , distributor of crystallized glass tile.

Crystallized Glass is a synthetic building material which consists of natural stone powder and crushed glass melted during 24 hours at the high temperature of 1500 degrees Celsius. Crystallized glass tile can be used in any residential, commercial indoor and outdoor surfacing applications.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED FEBRUARY 29, 2012 COMPARED TO THE PERIOD FROM INCEPTION (APRIL 14, 2011) TO FEBRUARY 29, 2012

Our net loss for the three month period ended February 29, 2012 was $5,015 compared to a net loss of $5,415 during the period from inception (April 14, 2011) to February 29, 2012. During the three month period ended February 29, 2012, we did not generate any revenue.

During the three month period ended February 29, 2012, we incurred general and administrative expenses $5,015 compared to $5,415 incurred during the period from inception (April 14, 2011) to February 29, 2012. General and administrative and professional fee expenses incurred during the three month period ended February 29, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,000,000 for the three month period ended February 29, 2012.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED FEBRUARY 29, 2012

As at February 29, 2012, our current assets were $985 compared to $6,000 in current assets at November 30, 2011. Current assets were comprised of $985 in cash. As at February 29, 2012, our current liabilities were $4,400. Current liabilities were comprised of $4,400 in loan from Director.

Sstockholders’ deficit was $3,415 as of February 29, 2012 compare to stockholders’ equity of $1,600 as of November 30, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended February 29, 2012, net cash flows used in operating activities was $5,015 consisting of a net loss of $5,015. Net cash flows used in operating activities was $5,415 for the period from inception (April 14, 2011) to February 29, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended February 29, 2012 the company has not generated any cash flows  from financing activities.  For the period from inception (April 14, 2011) to February 29, 2012, net cash provided by financing activities was $6,400 received from proceeds from issuance of common stock and loan from Director.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of February 29, 2012, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our November 30, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVALANCHE INTERNATIONAL, CORP.
Dated: April 9, 2012	By: /s/ Yulia Goldfinger
Yulia Goldfinger, President and Chief Executive Officer and Chief Financial Officer