Form 10-Q/A
period 2012-02-29
AVALANCHE INTERNATIONAL, CORP.
filed 2012-05-09
CIK 1537169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ X ] NO [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,000,000 as of May 9, 2011.

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

AVALANCHE INTERNATIONAL, CORP.
Dated: May 9, 2012	By: /s/ Yulia Goldfinger
Yulia Goldfinger, President and Chief Executive Officer and Chief Financial Officer