Form 10-Q
period 2012-05-31
AVALANCHE INTERNATIONAL, CORP.
filed 2012-07-16
CIK 1537169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2012

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

Stigu Street, 26

Babites Pagasts

Rigas Rajon, Latvia LV-2101

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

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,535,000 as of July 13, 2012.

AVALANCHE INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	Unaudited MAY 31, 2012	Audited NOVEMBER 30, 2011
ASSETS
Current Assets
Cash	$ 12,435	$ 6,000
Prepaid Expenses	7,333	-
Total Current Assets	19,768	6,000
TOTAL ASSETS	$ 19,768	$ 6,000
LIABILITIES
Accounts Payable	1,274
Loans from Related Party	5,200	4,400
TOTAL LIABILITIES	6,474	4,400
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 2,535,000 shares issued and outstanding (2,000,000 shares issued and outstanding as at November 30, 2011)	2,535	2,000
Additional Paid-in-capital	20,865	-
Deficit accumulated during the development stage	(10,106)	(400)
TOTAL STOCKHOLDERS’ EQUITY	13,294	1,600
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$ 19,768	$ 6,000

See accompanying notes to financial statements

AVALANCHE INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	THREE MONTHS ENDED MAY 31, 2012	SIX MONTHS ENDED MAY 31, 2012	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO MAY 31, 2012

REVENUES	$ 0	$ 0	$ 0

EXPENSES
General & Administrative Expenses	4,692	9,706	10,106
TOTAL EXPENSES	4,692	9,706	10,106
NET LOSS FROM OPERATIONS	(4,692)	(9,706)	(10,106)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$ (4,692)	$ (9,706)	$ (10,106)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,249,891	2,125,628

See accompanying notes to financial statements

AVALANCHE INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	SIX MONTHS ENDED MAY 31, 2012	FOR THE PERIOD FROM APRIL 14, 2011 (INCEPTION) TO MAY 31, 2012

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$ (9,706)	$ (10,106)
Decrease (Increase) in Operating Assets
Prepaid Expenses	(7,333)	(7,333)
Increase (Decrease) in Operating Liabilities
Accounts Payable	1,274	1,274
Net Cash provided by (used in) Operating Activities	(15,765)	(16,165)

Cash Flows from (used in) Investing Activities
Net Cash provided by (used in) Investing Activities	0	0

Cash Flows from (used in) Financing Activities
Loans from Shareholders	800	5,200
Sale of Common Shares	21,400	23,400
Net Cash provided by (used in) Financing Activities	22,200	28,600

Increase (Decrease) in Cash and Cash Equivalents	6,435	12,435
Cash and Cash Equivalents at Beginning of Period	6,000	0
Cash and Cash Equivalents at End of Period	$ 12,435	$ 12,435

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements

AVALANCHE INTERNATIONAL, CORP.

 (A Development Stage Company)

Notes to Financial Statements

May 31, 2012

1. ORGANIZATION AND BUSINESS OPERATIONS

AVALANCHE INTERNATIONAL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011.  The company plans to distribute crystallized glass tile in the North American markets to wholesale customers. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception on April 14, 2011 through May 31, 2012 the Company has accumulated losses of $10,106. In Management’s opinion all adjustments necessary for a fair statement of the results for the interim period have been made, and all adjustments are of a normal recurring nature.

2. GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $10,106 as of May 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

May 31, 2012

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

May 31, 2012

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fiscal Period

The Company’s fiscal year end is November 30.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $-0- in advertising costs during the period April 14, 2011 (inception) to May 31, 2012.

4.COMMON STOCK

The authorized capital  of  the Company is 75,000,000 common shares with a  par value of $ 0.001 per share.

On May 27, 2011, the Company issued  2,000,000  shares  of  common stock at a price of $0.001 per share for total cash proceeds of $2,000. In April and May, 2012, the Company issued  535,000  shares  of  common stock at a price of $0.04 per share for total cash proceeds of $21,400.

As of May 31, 2012, the Company had 2,535,000 shares issued and outstanding.

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

 As of May 31, 2012, the Company had net operating loss carry forwards of $10,106 that may be available to reduce future years’ taxable income through 2032.

AVALANCHE INTERNATIONAL, CORP.

 (A Development Stage Company)

Notes to Financial Statements

May 31, 2012

6. RELATED PARTY TRANSACTIONS

On April 14, 2011 a Director had loaned the Company $400.

On May 27, 2011 a Director had loaned the Company $4,000.

On May 3, 2012 a Director had loaned the Company $800.

As of May 31, 2012 total  loan amount was $5,200. The loan is non-interest bearing, due upon demand and unsecured.

On May 27, 2011, the Company sold 2,000,000  shares  of  common stock at a price of $0.001 per share to its director.

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

SIX MONTH PERIOD ENDED MAY 31, 2012 COMPARED TO THE PERIOD FROM INCEPTION (APRIL 14, 2011) TO MAY 31, 2012

Our net loss for the Six month period ended May 31, 2012 was $9,706 compared to a net loss of $10,106 during the period from inception (April 14, 2011) to May 31, 2012. During the Six month period ended May 31, 2012, we did not generate any revenue.

During the Six month period ended May 31, 2012, we incurred general and administrative expenses $9,706 compared to $10,106 incurred during the period from inception (April 14, 2011) to May 31, 2012. General and administrative and professional fee expenses incurred during the Six month period ended May 31, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 2,125,628 for the Six month period ended May 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED MAY 31, 2012

As at May 31, 2012, our current assets were $19,768 compared to $6,000 in current assets at November 30, 2011. Current assets were comprised of $12,435 in cash and $7,333 in prepaid expenses. As at May 31, 2012, our current liabilities were $6,474. Current liabilities were comprised of $5,200 in loan from Director and $1,274 in accounts payable.

Sstockholders’ equity increased from $1,600 as of November 30, 2011 to $13,294 as of May 31, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the Six month period ended May 31, 2012, net cash flows used in operating activities was $15,765 consisting of a net loss of $9,706, increase in prepaid expenses of $7,333 and increase in accounts payable $1,274. Net cash flows used in operating activities was $16,165 for the period from inception (April 14, 2011) to May 31, 2012.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the Six month period ended May 31, 2012 cash cash provided by financing activities was $22,200 received from proceeds from issuance of common stock and loan from Director.For the period from inception (April 14, 2011) to May 31, 2012, net cash provided by financing activities was $28,600 received from proceeds from issuance of common stock and loan from Director.

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

MATERIAL COMMITMENTS

As of May 31, 2012, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Six-month period ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AVALANCHE INTERNATIONAL, CORP.
Dated: July 13, 2012	By: /s/ Yulia Goldfinger
Yulia Goldfinger, President and Chief Executive Officer and Chief Financial Officer