Form 10-K
period 2012-11-30
AVALANCHE INTERNATIONAL, CORP.
filed 2013-03-15
CIK 1537169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended November 30, 2012

                       Commission File Number: 333-179028

                         AVALANCHE INTERNATIONAL, CORP.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                              38-3841757
(State or other jurisdiction                                  (IRS Employer
     of incorporation)                                    Identification Number)

                        2711 N Sepulveda Blvd, Suite 323
                            Manhattan Beach, CA 90266
                    (Address of principal executive offices)

                                 (323) 449-2180
                           (Issuer's telephone number)

           Securities registered pursuant to section 12(b) of the Act:

                                      None.

           Securities registered pursuant to section 12(g) of the Act:

                    Common Stock, Par Value $0.001 per share
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [ ] Yes [X] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year end. $0.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of November 30, 2012 the Issuer had 2,535,000 shares of common stock issued and outstanding.

Documents incorporated by reference: None.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

                                     PART I

Item 1.     Business                                                           3
Item 1A.    Risk Factors                                                       7
Item 1B.    Unresolved Staff Comments                                          7
Item 2.     Properties                                                         7
Item 3.     Legal Proceedings                                                  7
Item 4.     Mine Safety Disclosures                                            7

                                 PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Securities                        7
Item 6.     Selected Financial Data                                            7
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                          7
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk        10
Item 8.     Financial Statements and Supplementary Data                       11
Item 9.     Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         22
Item 9A(T). Controls and Procedures                                           22
Item 9B.    Other Information                                                 23
                                PART III

Item 10.    Directors, Executive Officers and Corporate Governance            23
Item 11.    Executive Compensation                                            25
Item 12.    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  26
Item 13.    Certain Relationships and Related Transactions and Director
             Independence                                                     27
Item 14.    Principal Accountant Fees and Services                            28
Item 15.    Exhibits and Financial Statement Schedules                        28

SIGNATURES                                                                    28

                                     PART I

ITEM 1. BUSINESS

IN GENERAL

We were incorporated in the State of Nevada on April 14, 2011. We intend to commence operations in the business ofdistributing crystallized glass tile in North America. This material can be used in any residential, commercial indoor and outdoor surfacing applications generally for flooring. We have not generated any revenues and our principal business activities to date consist of creating a business plan and entering into a Marketing and Sales Distribution Agreement dated December 27, 2011 with Jiangxi Dafeng Trading Co., Ltd., a private Chinese company thatis an established distributor of crystallized glass tile. The prices to be paid by us under the Agreement are fixed and can be changed only with a supplemental written agreement between Jiangxi Dafeng Trading Co., Ltd. and us.

We will require additional proceeds in order to commence our proposed plan of operations for the next 12 months. Our plan of operation is forward-looking and there is no assurance that we will ever begin operations. The total estimated amount of funds required to develop our business is $40,000. We need funds for general administrative expenses, business development, marketing costs, support materials and costs associated with being a publicly reporting company. We are a development stage company and have not earned any revenue from operations to date. It is likely that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

Our product is used principally in new developments, commercial and residential construction and in home improvement, remodeling and repair work. The success of our business plan will depend on the level of new construction and activity in the retail sales market. A downturn of commercial and residential new start-ups, as well as a decrease in home improvement activity, can adversely affect our intended business.

We plan to distribute our crystallized glass tile in the North American markets to wholesale customers. We plan to fill placed orders and to supply the products within a period of 30 days or less following receipt of any written order. We do not intend to offer any credit terms relating to order payments. Our customers will be asked to pay us 30% in advance and pay the remaining amount due within three days after the product is loaded and has departed a sea port. Customers will have two options to pay for products: by wire transfer or by sending a check/money order. If a customer decides to pay by check/money order, then we will wait a certain number of days before shipping to have the check/money order cleared. Customers will be responsible for shipping costs. Since we anticipate having a 30-day period to process and fill orders, we do not plan to purchase inventory in advance, but rather on a request basis. We do not intend to store inventory for any period of time. The orders will be shipped to the customers depending on their requests. Customers will be responsible for custom duties, taxes or any other additional charges that may arise. All shipments will be 100% insured for the value of the shipment, and the insurance cost for risk of damage or loss will be each customer's responsibility.

PRODUCT OVERVIEW

Crystallized glass is a synthetic building material which consists of natural stone powder and crushed glass melted during 24 hours at the high temperature of 1,500 degrees Celsius. Crystallized glass tile can be used in any residential, commercial indoor or outdoor surfacing application. We chose to distribute crystallized glass tile, as opposed to some other type of tile or flooring material because we believe that it is a new and innovative construction material, and it has true white color, high hardness and wear resistance as it is made under extremely high temperatures. We anticipate that crystallized glass will become a very popular flooring material.

We plan to distribute white crystallized glass tile. We will offer two sizes, 24" x 24" x 3/4" and 32" x 32" x 3/4".

POTENTIAL CUSTOMERS

Our President and Director, John Pulos, will market our product and negotiate with potential customers. We intend to develop and maintain a database of potential customers who may want to buy crystallized glass tile from us. We will follow up with these clients periodically and offer them free samples, presentations and special discounts from time to time. We plan to attend trade shows in our industry to showcase our product with a view to finding new customers.

We expect that our potential clients will consist of the following:

     1.   Flooring material distributors;
     2.   Specialized home building and restoration stores;
     3.   Chain stores that sell various types of building materials; and
     4.   Contractors, homebuilders and developers.

We will charge our clients wholesale prices for our product. Retailers and distributors will resell our product at retail prices which are typically 25% to 40% higher. We cannot guarantee that we will be able to execute successful contracts with the potential customers who will buy our crystallized glass tile, in which case our business may fail and we will have to cease our operations.

COMPETITION

The building products distribution industry is extremely fragmented and competitive. Competitors will include companies with substantial customer bases and working history. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Some of the competitive factors that may affect our business are as follows:

     1. Increase in Number of Competitors: other companies may follow our business model of distributing lower priced crystallized glass tile, which will reduce our competitive edge.
     2. Price: Our competitors may be selling similar products at lower prices, forcing us to lower our prices as well and possibly sell our product at loss.
     3. Substitute Products: crystallized glass tile may be substituted by similar material, such as natural stone or porcelain tiles. Consumer preferences for crystallized glass may change over time, which may affect our business positively or negatively depending on whether crystallized glass tile is preferred more or less.

MARKETING

We intend to enter into agreements with numerous local flooring distributors, home building and restoration stores, developers and homebuilders who would order crystallized glass tile from us. As of today, we have not identified any potential counterparties to these agreements and we have not entered into any discussions with contractors and homebuilders. Our competitive advantage is that we offer a high quality and innovative product, while maintaining reasonable prices.

We intend to use marketing strategies, such as web advertisements, direct mailing, and phone calls to acquire potential customers. We plan to develop a website to market and display our products. As of the date of this annual report, we have not yet identified or registered any domain names for our website. To accomplish this, we plan to contract an independent web designing company. Our website will describe our product in detail, show our contact information, and include some general information and pictures of crystallized glass tile. We intend to attract traffic to our website through a variety of online marketing tactics, such as registering with top search engines using selected key words and metatags, and utilizing link and banner exchange options. We intend to promote our website by displaying it on our promotion materials.

We also plan to attend trade shows in construction industry to showcase our product with a view to find new customers. We will intend to continue our marketing efforts during the life of our operations. We intend to spend from $14,000 to $25,000 on marketing efforts during the first year of operations, subject to financing. There is no guarantee that we will be able to attract, and more importantly, retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then this would materially affect our financial condition and our business could be harmed.

AGREEMENT WITH OUR SUPPLIER

On December 27, 2011 we signed a Marketing and Sales Distribution Agreement with Jiangxi Dafeng Trading Co., Ltd. ("Jiangxi"), a private Chinese company. The agreement with Jiangxi contains the following material terms:

     1. Jiangxi grants to us the exclusive right to market, sell and distribute the crystallize glass tile product (the "Product") in the United States and Canada.
     2. The initial term of the Agreement shall be for a period of two years, commencing on December 27, 2011. The Agreement may be extended by mutual written consent of the parties.
     3. The rights granted to us under the agreement shall terminate upon the occurrence of any the following events: 1) our failure to sell a minimum of $250,000 of the Product annually during the first two years of the Term ("Initial Minimum Sale Period"); or 2) our failure to increase the sale of the Product by a minimum of 10 percent each year after the Initial Minimum Sale Period.
     4. We will pay 30% fee as advance and 70% within seven days after the Product is loaded and departed from the sea and a bill of lading is sent.
     5. Prices are fixed as specified in pro forma and commercial invoices that accompany each batch of the goods. The price includes packaging, normal marks, loading and export custom charges.
     6. The delivery of the Product shall be free on board as per INCOTERMS 2010, or the latest version available - pumped in ship's manifold, Shanghai (local) Port, China.
     7. Quality analysis is to be based on samples. Acceptance of the goods on quality is made within 20 days from the moment of reception of the goods in a warehouse of the final buyer.
     8. All costs, duties, and audit taxes related to cargo at the loading port at time of shipment shall be for Jiangxi's account.

As of the date of this annual report, we do not plan to retain other suppliers. If Jiangxi decreased or terminated its relationship with us, our business would likely fail if we are unable to find a substitute for that company.

John Pulos, our president, will be devoting approximately 20% of his business time to our operations. Once we begin operations, and are able to attract more and more customers to use our service, Mr. Pulos has agreed to commit more time as required. Because Mr. Pulos will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are inconvenient to his. As a result, operations may be periodically interrupted or suspended, which could result in a lack of revenues and a cessation of operations.

DESCRIPTION OF PROPERTY

We do not have an ownership or leasehold interest in any property.

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, John Pulos, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

EMPLOYEES; IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

We are a development stage company and currently have no employees, other than our sole officer and director John Pulos.

OFFICES

The office is located at 2711 N Sepulveda Blvd, Suite 323, Manhattan Beach, CA 90266. This is the office of our director, Mr. Pulos. We do not pay any rent to Mr. Pulos and there is no agreement to pay any rent in the future.

GOVERNMENT REGULATIONS

We do not believe that regulation will have a material impact on the way we conduct our business. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the industry in any jurisdiction which we would conduct activities. Our supplier will be responsible for export customs duties in the People's Republic of China and our customers will be responsible for tariffs or "customs duties" according to The Harmonized Tariff Schedule of the United States. A tariff or duty is a tax levied by governments on the value of imported products.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Not applicable.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. Our address for service of process is at 2360 Corporate Circle. Suite 400, Henderson, Nevada 89074-7722.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.
                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company's common stock is listed on the OTC Bulletin Board under the Symbol "AVLP". There has been no trading since inception.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a development stage corporation and only recently started our operations. We have not generated or realized any revenues from our business operations. Our cash balance is $0 as of November 30, 2012. Our current cash balance will not be sufficient to fund our operations for the next 12 months and to qualify our minimum cash requirements necessary to fund 12 months of operations, if we are unable to successfully raise money we will not be able to continue.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues. We do not expect to generate significant revenues in the next twelve months. We will need to raise funds through stock offerings or director loans to fund future operations. If we are unable to obtain additional working capital, our business may fail. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by shareholders in our company. We must raise cash to implement our projected plan of operations.

According to the National  Association of Home  Builders'  statistic data (Table
1), there was a substantial downturn in new single-family house sales beginning in the second half of 2005. Our product is used principally in new building construction and home improvement, remodeling and repair work. Residential construction activity for new construction, repair and remodeling is closely linked to a variety of factors affected by general economic conditions, including employment levels, job and household formation, interest rates, housing prices, availability of mortgage financing, retail sales market and consumer confidence. Therefore, any downturn in new single-family house sales as well as economic downturn adversely affects our intended business.

In 2012, the number of new single-family house sales started to grow. If this number continues growing it will have favorable impact on our business and our revenue, but there is no assurance that new single-family house sales will continue growing in the future.


                         [GRAPH SHOWING NEW HOME SALES]





Source: National Association of Home builders

PLAN OF OPERATION

We were incorporated in the State of Nevada on April 14, 2011. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are a development stage company that has not generated any revenue and just recently started our operations. From April 14, 2011 (inception) to November 30, 2012, we have incurred accumulated net losses of $20,677.

Our business is the distribution of crystallized glass tile in North America. This material can be used in any residential, commercial indoor and outdoor surfacing applications. We have not generated any revenues and our principal business activities to date consist of creating a business plan and entering into a Marketing and Sales Distribution Agreement dated December 27, 2011 with Jiangxi Dafeng Trading Co., Ltd., a private Chinese company and established distributor of crystallized glass tile. The prices that we will pay under the agreement are fixed and can be changed only with a supplemental written agreement between Jiangxi Dafeng Trading Co., Ltd. and us. Our customers will be asked to pay us 30% of each order amount in advance and pay the remaining amount due within three days after the product is loaded and has departed a sea port. Customers will have two options to pay for products: by wire transfer or by sending a check/money order. If a customer decides to pay by check/money order, then we will wait a certain number of days before shipping for the check/money order to clear. Customers will be responsible for covering the shipping costs. Customers will be responsible for all custom duties, taxes or any other additional charges that might incur. All shipments will be 100% insured for the value of the shipment and the insurance cost will be the customer's responsibility.

We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further, we do not expect significant changes in our number of employees in the next 12 months.

We expect to be fully operating and selling our product within 12 months, subject to financing. Until we start to sell our crystallized glass tile, our operations will not be profitable. If we are unable to attract customers and cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we likely will dissolve and file for bankruptcy and shareholders would lose their entire investment in our company.

Mr. Pulos, our president will be devoting approximately 20% of his business time to our operations. Once we expand operations, and are able to attract more and more customers to buy our product, Mr. Pulos has agreed to commit more time as required. Because Mr. Pulos will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are inconvenient to him. As a result, operations may be periodically interrupted or suspended, which could result in a lack of revenues and a cessation of operations.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are in the start-up stage operations and have not generated any revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

There is no assurance that we will be successful in raising funds or that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS

FROM INCEPTION ON APRIL 14, 2011 TO NOVEMBER 30, 2012

During the period we incorporated the company, and prepared a business plan. We have not generated any revenues since our inception on April 14, 2011 and our operating expenses were comprised of general and administrative expenses of $8,439, legal and accounting of $9,382, and consulting of $2,855. Our total assets at November 30, 2012 were $3,333, consisting solely of pre-paid expenses. We currently anticipate that fees associated with reporting obligations will increase over the next 12 months as a result of becoming a reporting company with the SEC, and will be approximately $10,000.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2012, the Company had $0 cash and our liabilities were $609. The current available capital reserves of the Company are not sufficient for the Company to remain operational.

As of the date of this annual report, the current funds available to the Company will not be sufficient to maintain on operations. The company's sole officer and director, Mr. Pulos, has verbally agreed to loan the company funds to maintain our reporting status with the SEC in the form of a non-secured loans for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company; however, there is no contract in place or written agreement securing this agreement. Management believes that if the company cannot maintain its reporting status with the SEC, it will have to cease all efforts directed towards the company. As such, any investment previously made would be lost in its entirety.

Our auditors have issued a "going concern" opinion, meaning that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investment by others. We must raise cash to implement our strategy and stay in business. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $20,000. We do not believe that we will generate enough revenue to cover costs associated with being a publicly reporting company in the next 12 months.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company's success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company's management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements and has not entered into any transaction involving unconsolidated limited purpose entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report

                          AVALANCHE INTERNATIONAL CORP.
                          AUDITED FINANCIAL STATEMENTS
              FOR THE FISCAL YEARS ENDED NOVEMBER 30, 2012 AND 2011

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      12

Balance Sheets                                                               13

Statements of Operations And Comprehensive Income                            14

Statements of Cash Flows                                                     15

Statements of Stockholders Equity                                            16

Notes to Consolidated Financial Statements                                   17

                                THOMAS J. HARRIS
                           CERTIFIED PUBLIC ACCOUNTANT
                          3901 STONE WAY N., SUITE 202
                                SEATTLE, WA 98103
                                  206.547.6050


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Avalanche International, Corp.

We have audited the accompanying balance sheets of Avalanche International, Corp. (A Development Stage Company) as of November 30, 2012, and the related statements of operations, stockholders' equity and cash flows for the period then ended, and the period April 14, 2011 (inception) to November 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avalanche International, Corp. (A Development Stage Company) as of November 30, 2012 and 2011, and the results of its operations and cash flows for the periods then ended and April 14, 2011 (inception), to November 30, 2012 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Thomas J. Harris
---------------------------
Seattle, Washington
February 18, 2013

                         AVALANCHE INTERNATIONAL, CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        November 30,       November 30,
                                                                            2012               2011
                                                                          --------           --------
                                     ASSETS

Current
  Cash and cash equivalents                                               $     --           $  6,000
  Prepaid expense                                                            3,333                 --
                                                                          --------           --------
      Total current assets                                                   3,333              6,000
                                                                          --------           --------

      Total assets                                                        $  3,333           $  6,000
                                                                          ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                        $    609           $     --
  Loans from related party                                                      --              4,400
                                                                          --------           --------
      Total current liabilities                                                609              4,400
                                                                          --------           --------

      Total liabilities                                                        609              4,400
                                                                          --------           --------

Commitments and Contingencies                                                   --                 --

Stockholders' Equity
  Common stock,  $0.001 par value; 75,000,000 shares authorized;
   2,535,000 shares issued and outstanding  (2,000,000 shares
   issued and outstanding as of November 30,2011)                            2,535              2,000
  Additional paid-in capital                                                20,865                 --
  Deficit, accumulated during the development stage                        (20,676)              (400)
                                                                          --------           --------
      Total stockholders' equity                                             2,724              1,600
                                                                          --------           --------

      Total liabilities and stockholders' equity                          $  3,333           $  6,000
                                                                          ========           ========


   The accompanying notes are an integral part of these financial statements.

                         AVALANCHE INTERNATIONAL, CORP.
                          (A Development Stage Company)
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                                                                    For the
                                                                                  period from
                                                                                 April 14, 2011
                                                                                  (inception)
                                                   Year Ended                       through
                                        November 30,         November 30,         November 30,
                                           2012                 2011                 2012
                                        ----------           ----------           ----------
Revenue                                 $       --           $       --           $       --
                                        ----------           ----------           ----------
Operating Expenses
  Consulting                                 2,855                   --                2,855
  Legal and accounting                       9,382                   --                9,382
  Operation and administration               8,039                  400                8,439
                                        ----------           ----------           ----------
      Total operating expense               20,276                  400               20,676

Net (loss) from operations                 (20,276)                (400)             (20,676)

Loss before income tax                     (20,276)                (400)             (20,676)

Provision for income taxes                      --                   --                   --
                                        ----------           ----------           ----------

Net (loss)                                 (20,276)                (400)             (20,676)
                                        ----------           ----------           ----------

Gain (loss) foreign exchange                    --                   --
                                        ----------           ----------           ----------
Comprehensive  loss                     $  (20,276)          $     (400)          $  (20,676)
                                        ==========           ==========           ==========
Loss per common share
 Basic and diluted                      $       --           $       --
                                        ==========           ==========
Weighted average common shares
 Basic and diluted                       2,535,000            2,000,000
                                        ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                         AVALANCHE INTERNATIONAL, CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                    For the
                                                                                                  period from
                                                                                                April 14, 2011
                                                                                                  (inception)
                                                            Year Ended         Year Ended           through
                                                           November 30,       November 30,        November 30,
                                                               2012               2011               2012
                                                             --------           --------           --------
Cash flows from operating activities
  Net loss                                                   $(20,276)          $   (400)          $(20,676)
  Changes in operating assets and liabilities:
    Increase in prepaid expenses                               (3,333)                --             (3,333)
    Increase in accounts payable                                  609                 --                609
                                                             --------           --------           --------
          Net cash used in operating activities               (23,000)              (400)           (23,400)
                                                             --------           --------           --------
Cash flows from investing activities

          Net cash used in investing activities                    --                 --                 --
                                                             --------           --------           --------
Cash flows from financing activities
  Proceeds from related party note                                 --              4,400              4,400
  Payments to related party note                               (4,400)                --             (4,400)
  Proceeds from issuance of common stock                       21,400              2,000             23,400
                                                             --------           --------           --------
          Net cash provided by financing activities            17,000              6,400             23,400
                                                             --------           --------           --------

Increase in cash and cash equivalents                          (6,000)             6,000                 --

Cash and cash equivalents, beginning of period                  6,000                 --                 --
                                                             --------           --------           --------

Cash and cash equivalents, end of period
                                                             $     --           $  6,000           $     --
                                                             ========           ========           ========
Supplemental Disclosures:
  Cash paid for interest                                     $     --           $     --           $     --
  Cash paid for income tax                                   $     --           $     --           $     --


   The accompanying notes are an integral part of these financial statements.

                         AVALANCHE INTERNATIONAL, CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                           Accumulated
                                                                                             Deficit
                                                         Common Stock        Additional      During           Total
                                                     --------------------     Paid-in      Development    Stockholders'
                                                     Shares        Amount     Capital         Stage          Equity
                                                     ------        ------     -------         -----          ------
Balance, April 14, 2011 (inception)                       --      $    --    $     --       $      --       $     --

Shares issued for cash at $0.001 per share         2,000,000        2,000          --              --          2,000

Net loss for the year ending November 30, 2011            --           --          --            (400)          (400)
                                                   ---------      -------    --------       ---------       --------

Balance, November 30, 2011                         2,000,000        2,000          --            (400)         1,600
                                                   ---------      -------    --------       ---------       --------

Shares issued for cash at $0.04 per share            535,000          535      20,865              --         21,400

Net loss for year ending November 30, 2012                --           --          --         (20,276)       (20,276)
                                                   ---------      -------    --------       ---------       --------

Balance, November 30, 2012                         2,535,000      $ 2,535    $ 20,865       $ (20,676)      $  2,724
                                                   =========      =======    ========       =========       ========


   The accompanying notes are an integral part of these financial statements.

                         AVALANCHE INTERNATIONAL, CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED NOVEMBER 30, 2012
--------------------------------------------------------------------------------

1. NATURE AND CONTINUANCE OF OPERATIONS

ORGANIZATION AND BUSINESS OPERATIONS

AVALANCHE INTERNATIONAL, CORP. ("the Company") was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The company plans to distribute crystallized glass tile in the North American markets to wholesale customers. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities ("ASC-915"). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on April 14, 2011 through November 30, 2012 the Company has accumulated losses of $20,677.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $20,677 as of November 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2. BASIS OF PREPARATION

GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the

                         AVALANCHE INTERNATIONAL, CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED NOVEMBER 30, 2012
--------------------------------------------------------------------------------

reporting period. Actual results could differ from those estimates. In management's opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature.

3. SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and, unless otherwise stated, are expressed in U.S. dollars. The Company's fiscal year end is November 30.

B. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

C. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FASB ASC 820-10-50, "FAIR VALUE MEASUREMENTS. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

     * Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
     * Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
     * Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheet for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

D. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)). FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

                         AVALANCHE INTERNATIONAL, CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED NOVEMBER 30, 2012
--------------------------------------------------------------------------------

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

E. BASIC AND DILUTED NET LOSS PER SHARE

The Company computes net loss per share of common stock in accordance with ASC 260, Earnings per Share ("ASC 260"). Under the provisions of ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes.

The Company's calculation of basic and diluted loss per share is as follows:

                                                  For the Years Ended
                                           November 30,         November 30,
                                              2012                 2011
                                           ----------           ----------
Basic Earnings per share:
  Income (Loss) (numerator)                $  (20,276)          $     (400)
  Shares (denominator)                      2,535,000            2,000,000
                                           ----------           ----------
      Per Share Amount                     $    (0.01)          $    (0.00)
                                           ==========           ==========

                                                  For the Years Ended
                                           November 30,         November 30,
                                              2012                 2011
                                           ----------           ----------
Fully Diluted Earnings per share:
  Income (Loss) (numerator)                $  (20,276)          $     (400)
  Shares (denominator)                      2,535,000            2,000,000
                                           ----------           ----------
      Per Share Amount                     $    (0.01)          $    (0.00)
                                           ==========           ==========

F. USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates. The Company's periodic filing with the Securities and Exchange Commission ("SEC") include, where applicable, disclosures of estimates, assumptions, uncertainties, and market that could affect the financial statements and future operations of the Company.

                         AVALANCHE INTERNATIONAL, CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED NOVEMBER 30, 2012
--------------------------------------------------------------------------------

G. CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

H. RISKS AND UNCERTAINTIES

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

4. NEW TECHNICAL PRONOUNCEMENTS

The Company has reviewed accounting pronouncements issued during the past two years and has assessed the adoption of any that are applicable to the Company. Management has determined that none had a material impact on the financial position, results of operations, or cash flows for the fiscal years ended November 30, 2012 and 2011.

5. RELATED PARTY TRANSACTIONS

On April 14, 2011 a Director had loaned the Company $400.

On May 27, 2011 a Director had loaned the Company $4,000.

As of November 30, 2011 total loan amount was $4,400. The loan is non-interest bearing, due upon demand and unsecured.

On October 15, 2012 the Director was repaid.

6. COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On May 27, 2011, the Company issued 2,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,000.

During the fiscal year ending November 30, 2012, the Company issued 535,000 shares at a price of $0.04 per shares for a total cash proceeds of $21,400.

                         AVALANCHE INTERNATIONAL, CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED NOVEMBER 30, 2012
--------------------------------------------------------------------------------

7. INCOME TAXES

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

As of November 30, 2011, the Company had net operating loss carry forwards of $20,676 that may be available to reduce future years' taxable income through 2031.

8. SUBSEQUENT EVENTS

Avalanche International, Corp. has evaluated subsequent events for the period November 30, 2012 through the date the financial statements were issued, and concluded, aside from the foregoing, there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any changes or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of November 30, 2012 based on the control criteria established in a report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of November 30, 2012:

1) Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of November 30, 2012 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2012 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

2) Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities. While this control deficiency did not result in any audit adjustments to our 2012 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

3) We did not maintain a level of personnel sufficient to execute certain computing controls over our information technology structure. While this control deficiency did not result in any audit adjustments to our 2012 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

4) We did not maintain adequate segregation of duties within certain areas impacting our financial reporting. While this control deficiency did not result in any audit adjustments to our 2012 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible given our resources, we will seek the advice of outside consultants and utilize internal resources to implement additional internal controls to address the above identified material weaknesses. We are taking steps to implement additional review and approval procedures applicable to our financial reporting process, and are in the planning phase of creating and implementing new information technology policies and procedures related to controls over information technology operations, security and change management.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of November 30, 2013. Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

This report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

(a) Subsequent Events

The Company has evaluated subsequent events from November 30, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our sole director will serve until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address                 Age                 Position(s)
----------------                 ---                 -----------

John Pulos                       45    President, Principal Executive Officer,
2711 N Sepulveda Blvd, Ste 323         Secretary, Treasurer, Principal Financial
Manhattan Beach, CA 90266              Officer, Principal Accounting Officer and
                                       sole member of the Board of Directors.

The person named above has held his offices/positions since February 4, 2013 in our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

BIOGRAPHICAL INFORMATION AND BACKGROUND OF OFFICERS AND DIRECTORS

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Mr. John Pulos is principal Chief Executive Officer and Chief Financial Officer of the Company and a member of its board of directors. Mr. Pulos has been involved in the real estate market for the past 20 years with a focus on development, investment and obtaining land entitlements throughout the United States and Canada. Current deals have included a purchase and resale of a 12 building portfolio of retail space, as well as numerous acquisitions of residential projects in the southern California market. Mr. Pulos obtained his Bachelor of Arts in Political Science from the University of Washington and a Master of Science in Real Estate Finance at New York University.

OTHER DIRECTORSHIPS

Our President and sole director, John Pulos, is a director of Liberty Silver Corp., a SEC-reporting company. Otherwise, none of the Company's executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the "Exchange Act") or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

CONFLICTS OF INTEREST

The only conflict that we foresee are that our sole officer and director will devote time to projects that do not involve us.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

Our board of directors has adopted a code of ethics that will apply to its principal executive officer, principal financial officer and principal accounting officer or controller and to persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure, compliance with applicable laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code. We will provide a copy of our code of ethics, without charge, to any person upon receipt of written request for such delivered to our corporate headquarters. All such requests should be sent care of Avalanche International Corp, Attn: Corporate Secretary, 2360 Corporate Circle. Suite 400, Henderson, Nevada 89074-7722.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by us for the last year ending November 30, 2012 for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

                                                                    Non-Equity     Nonqualified
                                                                     Incentive       Deferred
 Name and                                   Stock      Option          Plan        Compensation    All Other
 Principal           Salary      Bonus     Awards      Awards      Compensation     Earnings     Compensation      Totals
 Position     Year    (US$)      (US$)      (US$)       (US$)          (US$)          (US$)          (US$)          (US$)
 --------     ----  ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
John Pulos    2012      --        --          --          --            --             --              --             --
President

Yulia
Goldfinger    2011      --        --          --          --            --             --              --             --
Former
President

We have no employment agreements with our sole officer and director. We do not contemplate entering into any employment agreements until such time as we begin profitable operations. Mr. Pulos will not be compensated after the offering and prior to profitable operations. There is no assurance that we will ever generate revenues from our operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

COMPENSATION OF DIRECTORS

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

                          DIRECTOR'S COMPENSATION TABLE

                       Fees                              Non-Equity      Nonqualified
                      Earned                             Incentive         Deferred
                     Paid in      Stock      Option        Plan          Compensation      All Other
                       Cash       Awards     Awards     Compensation       Earnings       Compensation      Total
    Name     Year     (US$)        (US$)      (US$)        (US$)            (US$)            (US$)          (US$)
    ----     ----    -------     ---------  ---------  ---------------    -----------    ---------------   --------
John Pulos   2012       --          --          --           --               --               --             --

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

                                                       Amount of
                                                       Beneficial     Percent of
Title of Class       Name of Beneficial Owner          Ownership         Class
--------------       ------------------------          ---------         -----

Common Stock      John Pulos                           2,000,000         78.9%

Common Stock      Directors and officers as a group
                  consisting of one person             2,000,000         78.9%

CHANGES IN CONTROL

Subsequent to the fiscal year ended November 30, 2012, we underwent a change of control whereby our former president, Yulia Goldfinger, sold a total of 2,000,0000 shares of our restricted common stock, representing 78.9% of our issued and outstanding common stock, to John Pulos. Concurrently, we appointed John Pulos as our President, C.E.O., Secretary, Treasurer, as well as a director in place of Yulia Goldfinger, who resigned from these positions and her director position on the same date. At the time of her resignation, Ms. Goldfinger was our sole executive officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

There were no material transactions, or series of similar transactions, during our Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer's total assets at year-end for the last year completed fiscal year and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

DIRECTOR INDEPENDENCE

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission. These guidelines provide that a director is deemed "independent" only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board's opinion, would interfere with the director's exercise of independent judgment in carrying out his or her responsibilities. Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing. The Company's board of directors may not find independent a director who:

     1.   is an  employee  of the  company  or any parent or  subsidiary  of the company;
     2. accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company's securities;
          (c) compensation paid to a family member who is a non-executive employee of the company' (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;
     3. is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;
     4. is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company's securities or (b) payments under non-discretionary charitable contribution matching programs;

     5. is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or
     6. is, or has a family member who is, a current partner of the company's outside auditor, or was a partner or employee of the company's outside auditor who worked on the company's audit.

Based upon the foregoing criteria, our Board of Directors has determined that John Pulos is not an independent director under these rules as he is also employed as officers of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Auditors Fees and Expenses                               $3,750.00
     Legal Fees and Expenses                                  $       0
                                                              ---------
     TOTAL                                                    $3,750.00
                                                              =========

(1) All amounts are estimates, other than the SEC's registration fee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101      Interactive Data Files pursuant to Rule 405 of Regulation S-T.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2013


By: /s/ John Pulos
   -----------------------------------
   John Pulos, Chief Executive Officer
   and Chief Financial Officer