Form 10-Q
period 2013-02-28
AVALANCHE INTERNATIONAL, CORP.
filed 2013-04-16
CIK 1537169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2013

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 333-179028

Avalanche International, Corp.

 (Exact name of registrant as specified in its charter)

Nevada	38-3841757
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2711 N. Sepulveda Blvd., Suite 323
Manhattan Beach, CA 90266	90266
(Address of principal executive offices)	(Zip Code)

323-449-2180
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes ☑  No☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                                          Yes ☑    No☐

As of April 10, 2013 the Issuer had 2,535,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The financial statements of Avalanche International, Corp.., (“Avalanche International”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10K for the fiscal year ended November 30, 2012, and all amendments thereto.

AVALANCHE INTERNATIONAL, CORP.

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED FEBRUARY 28, 2013

Avalanche International, Corp.
(A Development Stage Company)
Balance Sheets

ASSETS
	February 28,	November 30,
	2013	2012
	(unaudited)
Current
Cash and cash equivalents	$-	$-
Prepaid expense	1,333	3,333
Total current assets	1,333	3,333
Total assets	$1,333	$3,333

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	3,581	$609
Loans from Related Party	2,645	-
Total current liabilities	6,226	609
Total liabilities	6,226	609

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,535,000 shares issued and outstanding	2,535	2,535
Additional paid-in capital	20,865	20,865
Deficit, accumulated during the development stage	(28,293)	(20,676)
Total stockholders’ equity (deficit)	(4,893)	2,724
Total liabilities and stockholders’ equity	1,333	$3,333

The accompanying notes are an integral part of these financial

Avalanche International, Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the period from April 14, 2011 (inception) through
	February 28, 2013	February 29, 2012	February 28, 2013

Revenue	$-	$-	$-

Operating Expenses
Consulting	-	-	2,855
Legal and accounting	5,011	-	14,393
Operation and administration	2,606	5,015	11,045
Total operating expense	7,617	5,015	28,293

Net (loss) from operations	(7,617)	(5,015)	(28,293)

Loss before income tax	(7,617)	(5,015)	(28,293)
Provision for income taxes	-	-	-
Net loss	$(7,617)	$(5,015)	$(28,293)

Loss per common share
Basic and diluted	$-	$-

Weighted average common shares
Basic and diluted	2,535,000	2,000,000

The accompanying notes are an integral part of these financial

Avalanche International, Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		For the period from April 14, 2011 (inception) through February 28,
	February 28, 2013	February 29, 2012	2013

Cash flows from operating activities
Net loss	$(7,617)	(5,015)	(28,293)

Changes in operating assets and liabilities:
Increase in prepaid expenses	2,000	-	(1,333)
Increase in accounts payable and accrued expense	2,972	-	3,581
Net cash used in operating activities	(2,645)	(5,015)	(26,045)

Cash flows from investing activities
Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	2,645	-	7,045
Payments to related party note	-	-	(4,400)
Proceeds from issuance of common stock	-	-	23,400
Net cash provided by financing activities	2,645	-	26,045
Increase in cash and cash equivalents	-	(5,015)	-
Cash and cash equivalents, beginning of period	-	6,000	-
Cash and cash equivalents, end of period	$-	985	-

Supplemental Disclosures:
Cash paid for interest	$-	-	-
Cash paid for income tax	$-	-	-

The accompanying notes are an integral part of these financial

Avalanche International, Corp. (A Development Stage Corporation) Notes to the Financial Statements For the Period Ending February 28, 2013

1.

NATURE AND CONTINUANCE OF OPERATIONS

Organization and business operations

AVALANCHE INTERNATIONAL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The company plans to distribute crystallized glass tile in the North American markets to wholesale customers. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on April 14, 2011 through February 28, 2013 the Company has accumulated losses of $28,293.

Going concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $28,293 as of February 28, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.

BASIS OF PREPARATION

Generally accepted accounting principles

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Avalanche International, Corp. (A Development Stage Corporation) Notes to the Financial Statements For the Period Ending February 28, 2013

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

3.

SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and, unless otherwise stated, are expressed in U.S. dollars. The Company’s fiscal year end is November 30.

b. Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

c. Fair Value of Financial instruments

The Company adopted FASB ASC 820-10-50, “Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

e. Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with ASC 260, Earnings per Share (“ASC 260”). Under the provisions of ASC 260,

8

basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes.

The Company’s calculation of basic and diluted loss per share is as follows:

	For the Three Months Ended
	February 28, 2013	February 29, 2012
Basic Earnings per share:
Income (Loss) (numerator)	$(7,617)	$(5,015)
Shares (denominator)	2,535,000	2,000,000
Per Share Amount	$(0.00)	$(0.00)

	For the Three Months Ended
	February 28, 2013	February 29, 2012
Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(7,617)	$(5,015)
Shares (denominator)	2,535,000	2,000,000
Per Share Amount	$(0.00)	$(0.00)

f. Use of estimates and assumptions

9

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements, assets, liabilities and earnings involve extensive reliance on management’s estimates. Actual results could differ from those estimates. The Company’s periodic filing with the Securities and Exchange Commission (“SEC”) include, where applicable, disclosures of estimates, assumptions, uncertainties, and market that could affect the financial statements and future operations of the Company.

g. Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

h. Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

4.

NEW TECHNICAL PRONOUNCEMENTS

The Company has reviewed accounting pronouncements issued during the past two years and has assessed the adoption of any that are applicable to the Company. Management has determined that none had a material impact on the financial position, results of operations, or cash flows for the period ended February 28, 2013 and February 29, 2012.

5.

RELATED PARTY TRANSACTIONS

On April 14, 2011 a Director had loaned the Company $400.

On May 27, 2011 a Director had loaned the Company $4,000.

As of November 30, 2011 total loan amount was $4,400. The loan is non-interest bearing, due upon demand and unsecured.

On October 15, 2012 the Director was repaid $4,400.

10

As of February 28, 2013, the Director loaned the Company $2,645. The loan is non-interest bearing, due upon demand and unsecured.

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

As of period ending February 28, 2013, no common stock were issued.

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

As of February 28, 2013, the Company had net operating loss carry forwards of $28,293 that may be available to reduce future years’ taxable income through 2031.

10.

SUBSEQUENT EVENTS

Avalanche International, Corp. has evaluated subsequent events for the period February 28, 2013 through the date the financial statements were issued, and concluded, aside from the foregoing, there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-Q AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

DESCRIPTION OF BUSINESS

AVALANCHE INTERNATIONAL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The company plans to distribute crystallized glass tile in the North American markets to wholesale customers. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on April 14, 2011 through February 28, 2013 the Company has accumulated losses of $28,293.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended February 28, 2013 as compared to the three months ended February 28, 2012.  Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for the three months ended February 28, 2013 compared to the three months ended February 28, 2012.

Revenue

During the three-month periods ended February 28, 2013 and February 29, 2012, the Company generated no revenue.

Expenses

During the three month period ended February 28, 2013, the Company reported a total operating expense of $7,617 compared to $5,015 during the three month period ended February 29, 2012, an increase of $2,602 or 52% in total expenses. The increase in operating expenses is due to the increase in legal and accounting fees and operation and administration associate with compliance filing obligations.

Net loss

The Company had a net loss of $7,617 for the three months ended February 28, 2013, compared to a net loss of $5,015, for the three months ended February 29, 2012, a change of $2,602 or approximately 52%. The change in net loss was due to a net increase in operating expenses as described above.

ANALYSIS OF FINANCIAL CONDITION

Liquidity and Capital Resources

Management currently believes that the Company may not have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations beyond the next twelve months, management has plans to pursue various financing alternatives including, but not limited to, merger and acquisition activity, raising capital through the equity markets and debt financing.

The primary source for capital for the Company is the equity markets. Management plans to continue its canvassing efforts of investors and financial institutions to invest capital in the Company through private placement offerings of common shares or units consisting of common shares and warrants. The terms and pricing of any such financing would be determined in the context of the markets. The Company has not entered into an agency agreement or arrangement with any financial institution to raise capital at this time.

Should the Company not be successful at raising capital through the issuance of capital stock, the Company may consider raising capital by the issuance of debt. However, unless the appropriate features, such as convertible options, are attached to the debt instruments, this form of financing is less desirable until such time as the Company may be in a position to reasonably foresee the generation of cash flow to service and repay debt. The Company does not currently have plans to issue debt.

Current Assets and Total Assets

As of February 28, 2013, the unaudited balance sheet reflects that the Company had: i) total current assets of $1,333, as compared to total current assets of $3,333 at November 30, 2012, a decrease of $2,000; and ii) total assets of $1,333, as compared to total assets of $3,333 at November 30, 2012, a decrease of $2,000. The decrease in current assets was primarily due to cash used in operating activities.

Total Current Liabilities and Total Liabilities

As of February 28, 2013, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $6,226, compared to total current liabilities and total liabilities of $609 at November 30, 2012, an increase of $5,617. The increase in liabilities was due to: an increase in accounts payable and accrued expenses, which was comprised of ongoing operational invoices.

Cash Flow

During the three months ended February 28, 2013 cash was primarily used to fund operations. The Company reported a net decrease in cash during the three months ended February 28, 2013 as compared to a net increase in cash for the three months ended February 29, 2013. See below for additional discussion and analysis of cash flow.

	For the three months ended February 28,	For the three months ended February 29,
	2013	2012

Net cash used in operating activities	$ (2,645)	$ (5,015)
Net cash from financing activities	2,645	-

Net Change in Cash	$ -	$ (5,015)

During the three months ended February 28, 2013, net cash used in operating activities was $2,645, compared to net cash used in operating activities of $5,015 during the three months ended February 29, 2012. The decrease in net cash used in operating activities of $2,370 is primarily due to: a net loss of $7,617 during the current period versus a net loss of $5,015 during the comparative period; partially offset by the net cash from financing activities of $2,645.

Going Concern

These interim unaudited financial statements filing have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be unable to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES        ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of February 28, 2013 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of February 28, 2013:

1) Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of February 28, 2013 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2012 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of February 28, 2013. Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

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

This report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We have not had any changes or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

ITEM 1A.

 RISK FACTORS.

Not Applicable.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

OTHER INFORMATION.

None.

ITEM 5.

EXHIBITS.

(a) Exhibits.

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ John Pulos

John Pulos, Chief Executive Officer and Chief Financial Officer