Form 10-Q
period 2013-05-31
AVALANCHE INTERNATIONAL, CORP.
filed 2013-07-16
CIK 1537169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2013

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

                                                          Yes ☑    No☐

As of July 8, 2013 the Issuer had 2,535,000 shares of common stock issued and outstanding.

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

AVALANCHE INTERNATIONAL, CORP.

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED MAY 31, 2013

Avalanche International, Corp.
(A Development Stage Company)
Balance Sheets

ASSETS
	May 31,	November 30,
	2013	2012
	(unaudited)
Current
Cash and cash equivalents	$-	-
Prepaid expense	-	3,333
Total current assets	-	3,333
Total assets	$-	3,333

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$2,793	609
Loans from Related Party	8,315	-
Total current liabilities	11,108	609
Total liabilities	11,108	609

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,535,000 shares issued and outstanding	2,535	2,535
Additional paid-in capital	20,865	20,865
Deficit, accumulated during the development stage	(34,508)	(20,676)
Total stockholders’ equity (deficit)	(11,108)	2,724
Total liabilities and stockholders’ equity	$-	3,333

The accompanying notes are an integral part of these financial

Avalanche International, Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,		For the period from April 14, 2011 (inception) through
	2013	2012	2013	2012	May 31, 2013

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Consulting	-	-	-	-	2,855
Legal and accounting	4,111	1,882	9,123	6,882	18,505
Operation and administration	2,103	2,810	4,709	2,824	13,148
Total operating expense	6,214	4,692	13,832	9,706	34,508

Net (loss) from operations	(6,214)	(4,692)	(13,832)	(9,706)	(34,508)

Loss before income tax	(6,214)	(4,692)	(13,832)	(9,706)	(34,508)
Provision for income taxes	-	-	-	-	-
Net (loss)	(6,214)	(4,692)	(13,832)	(9,706)	(34,508)

Gain (loss) foreign exchange	-	-	-	-	-
Comprehensive loss	$(6,214)	$(4,692)	$(13,832)	$(9,706)	$(34,508)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares
Basic and diluted	2,535,000	2,000,000	2,535,000	2,000,000

The accompanying notes are an integral part of these financial

Avalanche International, Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended May 31,		For the period from April 14, 2011 (inception) through May 31,
	2013	2012	2013

Cash flows from operating activities
Net loss	$(13,832)	$(9,706)	(34,508)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	3,333	(7,333)	-
Increase in accounts payable and accrued expense	2,184	1,274	2,793
Net cash used in operating activities	(8,315)	(15,765)	(31,715)

Cash flows from investing activities
Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	8,315	800	12,715
Payments to related party note	-	-	(4,400)
Proceeds from issuance of common stock	-	21,400	23,400
Net cash provided by financing activities	8,315	22,200	31,175
Increase in cash and cash equivalents	-	6,435	-
Cash and cash equivalents, beginning of period	-	6,000	-
Cash and cash equivalents, end of period	$-	$12,435	-

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial

Avalanche International, Corp. (A Development Stage Corporation) Notes to the Financial Statements For the Period Ending May 31, 2013

1.

NATURE AND CONTINUANCE OF OPERATIONS

Organization and business operations

AVALANCHE INTERNATIONAL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The company plans to distribute crystallized glass tile in the North American markets to wholesale customers. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on April 14, 2011 through May 31, 2013 the Company has accumulated losses of $34,508.

Going concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $34,508 as of May 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.

BASIS OF PREPARATION

Generally accepted accounting principles

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Avalanche International, Corp.

(A Development Stage Corporation)

Notes to the Financial Statements

For the Period Ending May 31, 2013

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

For the Period Ending May 31, 2013

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

The Company’s calculation of basic and diluted loss per share is as follows:

	For the Six Months Ended
	May 31, 2013	May 31, 2012
Basic Earnings per share:
Income (Loss) (numerator)	$(13,832)	$(9,706)
Shares (denominator)	2,535,000	2,000,000
Per Share Amount	$(0.01)	$(0.00)

	For the Six Months Ended
	May 31, 2013	May 31, 2012
Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(13,832)	$(9,706)
Shares (denominator)	2,535,000	2,000,000
Per Share Amount	$(0.01)	$(0.00)

f. Use of estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying

Avalanche International, Corp.

(A Development Stage Corporation)

Notes to the Financial Statements

For the Period Ending May 31, 2013

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

4.

NEW TECHNICAL PRONOUNCEMENTS

The Company has reviewed accounting pronouncements issued during the past two years and has assessed the adoption of any that are applicable to the Company. Management has determined that none had a material impact on the financial position, results of operations, or cash flows for the period ended May 31, 2013 and May 31, 2012.

5.

RELATED PARTY TRANSACTIONS

On April 14, 2011 a Director had loaned the Company $400.

On May 27, 2011 a Director had loaned the Company $4,000.

As of November 30, 2011 total loan amount was $4,400. The loan is non-interest bearing, due upon demand and unsecured.

On October 15, 2012 the Director was repaid $4,400.

Avalanche International, Corp.

(A Development Stage Corporation)

Notes to the Financial Statements

For the Period Ending May 31, 2013

As of May 31, 2013, the Director loaned the Company a total of $8,315. The loan is non-interest bearing, due upon demand and unsecured.

11

Avalanche International, Corp.

(A Development Stage Corporation)

Notes to the Financial Statements

For the Period Ending May 31, 2013

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

As of period ending May 31, 2013, no common stock were issued.

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

As of May 31, 2013, the Company had net operating loss carry forwards of $34,508 that may be available to reduce future years’ taxable income through 2031.

10.

SUBSEQUENT EVENTS

Avalanche International, Corp. has evaluated subsequent events for the period May 31, 2013 through the date the financial statements were issued, and concluded, aside from the foregoing, there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

DESCRIPTION OF BUSINESS

AVALANCHE INTERNATIONAL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The company plans to distribute crystallized glass tile in the North American markets to wholesale customers. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on April 14, 2011 through May 31, 2013 the Company has accumulated losses of $34,508.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three and six months ended May 31, 2013 as compared to the three and six months ended May 31, 2012.  Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for the three months ended May 31, 2013 compared to the three months ended May 31, 2012.

Revenue

During the three-month periods ended May 31, 2013 and May 31, 2012, the Company generated no revenue.

Expenses

During the three month period ended May 31, 2013, the Company reported a total operating expense of $6,214 compared to $4,692 during the three month period ended May 31, 2012, an increase of $1,522 or 32% in total expenses. The increase in operating expenses is due to the increase in legal and accounting fees and operation and administration associate with compliance filing obligations.

Net loss

The Company had a net loss of $6,214 for the three months ended May 31, 2013, compared to a net loss of 4,692, for the three months ended May 31, 2012, a change of $1,522 or approximately 32%. The change in net loss was due to a net increase in operating expenses as described above.

Results of Operations for the six months ended May 31, 2013 compared to the six months ended May 31, 2012.

Revenue

During the six-month periods ended May 31, 2013 and May 31, 2012, the Company generated no revenue.

Expenses

During the six month period ended May 31, 2013, the Company reported a total operating expense of $13,832 compared to $9,706 during the six month period ended May 31, 2012, an increase of $4,126 or 43% in total expenses. The increase in operating expenses is due to the increase in legal and accounting fees and operation and administration associate with compliance filing obligations.

Net loss

The Company had a net loss of $13,832 for the three months ended May 31, 2013, compared to a net loss of 9,706, for the three months ended May 31, 2012, a change of $4,126 or approximately 43%. The change in net loss was due to a net increase in operating expenses as described above.

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

Current Assets and Total Assets

As of May 31, 2013, the unaudited balance sheet reflects that the Company had: i) total current assets of $0, as compared to total current assets of $3,333 at November 30, 2012, a decrease of $3,333; and ii) total assets of $0, as compared to total assets of $3,333 at November 30, 2012, a decrease of $3,333. The decrease in current assets was primarily due to cash used in operating activities.

Total Current Liabilities and Total Liabilities

As of May 31, 2013, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $11,108, compared to total current liabilities and total liabilities of $609 at November 30, 2012, an increase of $10,499. The increase in liabilities was due to: an increase in accounts payable, accrued expenses, and loans from related party, which was comprised of ongoing operational invoices.

Cash Flow

During the six months ended May 31, 2013 cash was primarily used to fund operations. The Company reported a net decrease in cash during the six months ended May 31, 2013 as compared to a net increase in cash for the six months ended May 31, 2013. See below for additional discussion and analysis of cash flow.

	For the Six Months ended May 31,	For the Six Months ended May 31,
	2013	2012

Net cash used in operating activities	$ (8,315)	$ (15,765)
Net cash from financing activities	8,315	22,200

Net Change in Cash	$ -	$ (6,435)

During the six months ended May 31, 2013, net cash used in operating activities was $8,315, compared to net cash used in operating activities of $15,765 during the six months ended May 31, 2012. The decrease in net cash used in operating activities of $7,450 is primarily due to: a net loss of $13,832 during the current period versus a net loss of $9,706 during the comparative period; partially offset by the net cash from financing activities of $8,315.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES        ABOUT MARKET RISK.

Not Applicable.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of May 31, 2013 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of May 31, 2013:

1) Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of May 31, 2013 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2012 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of May 31, 2013. Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

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