Form 10-K
period 2013-11-30
AVALANCHE INTERNATIONAL, CORP.
filed 2014-02-28
CIK 1537169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

Commission File Number: 333-179028

AVALANCHE INTERNATIONAL, CORP.

 (Exact name of small business issuer as specified in its charter)

Nevada	38-3841757
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

2711 N Sepulveda Blvd, Suite 323

Manhattan Beach, CA 90266

(Address of principal executive offices)

(323) 449-2180

(Issuer’s telephone number)

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 30, 2013 the Issuer had 2,535,000 shares of common stock issued and outstanding.

Documents incorporated by reference: None.

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

In General

We were incorporated in the State of Nevada on April 14, 2011. We intend to commence operations in the business of distributing crystallized glass tile in North America. This material can be used in any residential, commercial indoor and outdoor surfacing applications generally for flooring. We have not generated any revenues and our principal business activities to date consist of creating a business plan and entering into a Marketing and Sales Distribution Agreement dated December 27, 2011 with Jiangxi Dafeng Trading Co., Ltd., a private Chinese company that is an established distributor of crystallized glass tile. The prices to be paid by us under the Agreement are fixed and can be changed only with a supplemental written agreement between Jiangxi Dafeng Trading Co., Ltd. and us.

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

We plan to distribute our crystallized glass tile in the North American markets to wholesale customers. We plan to fill placed orders and to supply the products within a period of 30 days or less following receipt of any written order. We do not intend to offer any credit terms relating to order payments. Our customers will be asked to pay us 30% in advance and pay the remaining amount due within three days after the product is loaded and has departed a sea port. Customers will have two options to pay for products: by wire transfer or by sending a check/money order. If a customer decides to pay by check/money order, then we will wait a certain number of days before shipping to have the check/money order cleared. Customers will be responsible for shipping costs. Since we anticipate having a 30-day period to process and fill orders, we do not plan to purchase inventory in advance, but rather on a request basis. We do not intend to store inventory for any period of time. The orders will be shipped to the customers depending on their requests. Customers will be responsible for custom duties, taxes or any other additional charges that may arise. All shipments will be 100% insured for the value of the shipment, and the insurance cost for risk of damage or loss will be each customer’s responsibility.

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

We plan to distribute white crystallized glass tile. We will offer two sizes, 24" x 24" x 3/4’’ and 32" x 32" x 3/4".

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

Agreement with our supplier

On December 27, 2011 we signed a Marketing and Sales Distribution Agreement with Jiangxi Dafeng Trading Co., Ltd. (“Jiangxi”), a private Chinese company. The agreement with Jiangxi contains the following material terms:

1.

Jiangxi grants to us the exclusive right to market, sell and distribute the crystallize glass tile product (the “Product”) in the United States and Canada.

2.

The initial term of the Agreement shall be for a period of two years, commencing on December 27, 2011. The Agreement may be extended by mutual written consent of the parties.

3.

The rights granted to us under the agreement shall terminate upon the occurrence of any the following events: 1) our failure to sell a minimum of $250,000 of the Product annually during the first two years of the Term (“Initial Minimum Sale Period”); or 2) our failure to increase the sale of the Product by a minimum of 10 percent each year after the Initial Minimum Sale Period.

4.

We will pay 30% fee as advance and 70% within seven days after the Product is loaded and departed from the sea and a bill of lading is sent.

5.

Prices are fixed as specified in pro forma and commercial invoices that accompany each batch of the goods. The price includes packaging, normal marks, loading and export custom charges.

6.

The delivery of the Product shall be free on board as per INCOTERMS 2010, or the latest version available - pumped in ship’s manifold, Shanghai (local) Port, China.

7.

Quality analysis is to be based on samples. Acceptance of the goods on quality is made within 20 days from the moment of reception of the goods in a warehouse of the final buyer.

8.

All costs, duties, and audit taxes related to cargo at the loading port at time of shipment shall be for Jiangxi’s account.

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

Director Independence

Our board of directors is currently composed of one member, John Pulos, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

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

Item 4. Removed and Reserved

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the OTC Bulletin Board under the Symbol "AVLP".

There has been no trading since inception.

Item 6. Selected Financial Data.

Not Applicable

Item 7. Management’s Discussion and Analysis or Plan of Operation.

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

According to the National Association of Home Builders’ statistic data (Table 1), there was a substantial downturn in new single-family house sales beginning in the second half of 2005. Our product is used principally in new building construction and home improvement, remodeling and repair work. Residential construction activity for new construction, repair and remodeling is closely linked to a variety of factors affected by general economic conditions, including employment levels, job and household formation, interest rates, housing prices, availability of mortgage financing, retail sales market and consumer confidence. Therefore, any downturn in new single-family house sales as well as economic downturn adversely affects our intended business.

In 2013, the number of new single-family house sales started to grow. If this number continues growing it will have favorable impact on our business and our revenue, but there is no assurance that new single-family house sales will continue growing in the future.

Table 1

Source: National Association of Home builders (http://www.nahb.org/generic.aspx?sectionID=819&genericContentID=97096)

Plan of Operation

We were incorporated in the State of Nevada on April 14, 2011. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Since incorporation, we have not made any significant purchase or sale of assets. We are a development stage company that has not generated any revenue and just recently started our operations. From April 14, 2011 (inception) to November 30, 2013, we have incurred accumulated net losses of $41,027.

Our business is the distribution of crystallized glass tile in North America. This material can be used in any residential, commercial indoor and outdoor surfacing applications. We have not generated any revenues and our principal business activities to date consist of creating a business plan and entering into Marketing and Sales Distribution Agreement dated December 27, 2011 with Jiangxi Dafeng Trading Co., Ltd., a private Chinese company and established distributor of crystallized glass tile. The prices that we will pay under the agreement are fixed and can be changed only with a supplemental written agreement between Jiangxi Dafeng Trading Co., Ltd. and us. Our customers will be asked to pay us 30% of each order amount in advance and pay the remaining amount due within three days after the product is loaded and has departed a sea port. Customers will have two options to pay for products: by wire transfer or by sending a check/money order. If a customer decides to pay by check/money order, then we will wait a certain number of days before shipping for the check/money order to clear. Customers will be responsible for covering the shipping costs. Customers will be responsible for all custom duties, taxes or any other additional charges that might incur. All shipments will be 100% insured for the value of the shipment and the insurance cost will be the customer’s responsibility.

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

Results of operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended November 30, 2013 as compared to the fiscal year ended November 30, 2012.  Unless otherwise stated, all figures herein are expressed in U.S. dollars, which is the Company’s functional currency.

Comparison of the fiscal years ended November 30, 2013and 2012

Revenue

During the fiscal years ended November 30, 2013 and November 30, 2012, the Company generated no revenue.

Expenses

During the fiscal year ended November 30, 2013, the Company reported total operating expense of $ 20,351 as compared to $20,276 during the fiscal year ended November 30, 2012, an increase of $75. The increase in legal and accounting was offset by the decrease in consulting and operation and administration.

Net Loss

The company had a net loss of $20,351 as compared to $20,276 during the fiscal year ended November 30, 2012, an increase of $75. The increase in legal and accounting was offset by the decrease in consulting and operation and administration.

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

Current Assets and Total Assets

As of November 30, 2013, the balance sheet reflects that the Company had: i) total current assets of $0, as compared to total current assets of $3,333 at November 30, 2012, a decrease of $3,333; and ii) total assets of $0, as compared to total assets of $3,333 at November 30, 2012, a decrease of $3,333. The decrease in current assets was primarily due to cash used in operating activities.

Total Current Liabilities and Total Liabilities

As of November 30, 2013, the balance sheet reflects that the Company had total current liabilities and total liabilities of $17,627, compared to total current liabilities and total liabilities of $609 at November 30, 2012, an increase of $17,018. The increase in liabilities was due to: an increase in accounts payable, accrued expenses, and loans from related party, which was comprised of ongoing operational invoices.

Cash Flow

During the fiscal year ended November 30, 2013 cash was primarily used to fund operations. The Company reported a net decrease in cash during the fiscal year ended November 30, 2013 as compared to a net increase in cash for the fiscal year ended November 30, 2012. See below for additional discussion and analysis of cash flow.

	For Fiscal Year Ended November 30,	For Fiscal Year Ended November 30,
	2013	2012

Net cash used in operating activities	$(14,107)	$(23,000)
Net cash from financing activities	14,107	17,000

Net Change in Cash	$-	$(6,000)

During the fiscal year ended November 30, 2013, net cash used in operating activities was $14,107, compared to net cash used in operating activities of $23,000 during the fiscal year ended November 30, 2012. The decrease in net cash used in operating activities of $8,893 is primarily due to: an increase in liabilities.

Subsequent events

Avalanche International, Corp. has evaluated subsequent events for the period November 30, 2013 through the date the financial statements were issued, and concluded, aside from the foregoing, there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements and has not entered into any transaction involving unconsolidated limited purpose entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report

AVALANCHE INTERNATIONAL CORP.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED NOVEMBER 30, 2013 and 2012

HARRIS & GILLESPIE CPAS, PLLC

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Avalanche International, Corp.

We have audited the accompanying balance sheet of Avalanche International, Corp. (A Development Stage Company) as of November 30, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended and for the period from April 14, 2011 (inception) through November 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avalanche International, Corp. (A Development Stage Company) for the periods ended as of November 30, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended and for the period from April 14, 2011 (inception) through November 30, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #1 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HARRIS & GILLESPIE CPAS, PLLC

Seattle, Washington

February 12, 2014

AVALANCHE INTERNATIONAL, CORP.

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	November 30,	November 30,
	2013	2012
Current
Cash and cash equivalents	$-	$-
Prepaid expense	-	3,333
Total current assets	-	3,333
Total assets	$-	$3,333

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$3,520	$609
Loans from related party	14,107	-
Total current liabilities	17,627	609
Total liabilities	17,627	609

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,535,000 shares issued and outstanding	2,535	2,535
Additional paid-in capital	20,865	20,865
Deficit, accumulated during the development stage	(41,027)	(20,676)
Total stockholders’ equity (deficit)	(17,627)	2,724
Total liabilities and stockholders’ equity (deficit)	$-	$3,333

The accompanying notes are an integral part of these financial statements.

AVALANCHE INTERNATIONAL, CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended
	November 30, 2013	November 30, 2012	For the period from April 14, 2011 (inception) through November 30, 2013

Revenue	$-	$-	$-

Operating Expenses
Consulting	-	2,855	2,855
Legal and accounting	13,880	9,382	23,262
Operation and administration	6,471	8,039	14,910
Total operating expense	20,351	20,276	41,027

Net (loss) from operations	(20,351)	(20,276)	(41,027)
Loss before income tax	(20,351)	(20,276)	(41,027)
Provision for income taxes	-	-	-
Net (loss)	(20,351)	(20,276)	(41,027)

Comprehensive loss	$(20,351)	$(20,276)	$(41,027)

Loss per common share
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares
Basic and diluted	2,535,000	2,535,000

The accompanying notes are an integral part of these financial statements.

AVALANCHE INTERNATIONAL, CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended November 30,	Year Ended November 30,	For the period from April 14, 2011 (inception) through November 30,
	2013	2012	2013

Cash flows from operating activities
Net loss	$(20,351)	$(20,276)	$(41,027)

Changes in operating assets and liabilities:
Change in prepaid expenses	3,333	(3,333)	-
Increase in accounts payable and accrued expense	2,911	609	3,520
Net cash used in operating activities	(14,107)	(23,000)	(37,507)

Cash flows from investing activities
Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	14,107	-	18,507
Payments to related party note	-	(4,400)	(4,400)
Proceeds from issuance of common stock	-	21,400	23,400
Net cash provided by financing activities	14,107	17,000	37,507
Increase in cash and cash equivalents	-	(6,000)	-
Cash and cash equivalents, beginning of period	-	6,000	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

AVALANCHE INTERNATIONAL, CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total Stockholders’ Deficit

Balance, April 14, 2011 (inception)	-	$-	$-	$-	$-
Shares issued for cash at $0.001 per share	2,000,000	2,000	-	-	2,000
Net loss for year ending November 30, 2011	-	-	-	(400)	(400)
Balance, November 30, 2011	2,000,000	2,000	-	(400)	1,600

Shares issued for cash at $0.04 per share	535,000	535	20,865	-	21,400
Net loss for year ending November 30 ,2012	-	-	-	(20,276)	(20,276)
Balance, November 30 ,2012	2,535,000	2,535	20,865	(20,676)	2,724

Net loss for year ending November 30 ,2013	-	-	-	(20,351)	(20,351)
Balance, November 30 ,2013	2,535,000	$2,535	$20,865	$(41,027)	$(17,627)

The accompanying notes are an integral part of these financial statements.

AVALANCHE INTERNATIONAL, CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2013

_____________________________________________________________________________________

1.  NATURE AND CONTINUANCE OF OPERATIONS

Organization and business operations

AVALANCHE INTERNATIONAL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The company plans to distribute crystallized glass tile in the North American markets to wholesale customers. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on April 14, 2011 through November 30, 2013 the Company has accumulated losses of $41,027.

Going concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $41,027 as of November 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for years ending November 30, 2013 and 2012 and for the period from April 14, 2011 (inception) through November 30, 2013.

The Company’s fiscal year end is November 30.

AVALANCHE INTERNATIONAL, CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2013

_____________________________________________________________________________________

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

AVALANCHE INTERNATIONAL, CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2013

_____________________________________________________________________________________

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s calculation of basic and diluted loss per share is as follows:

	For the Years Ended
	November 30, 2013	November 30, 2012
Basic Earnings per share:
Income (Loss) (numerator)	$(20,351)	$(20,276)
Shares (denominator)	2,535,000	2,535,000
Per Share Amount	$(0.01)	$(0.01)

	For the Years Ended
Fully Diluted Earnings per share:	November 30, 2013	November 30, 2013
Income (Loss) (numerator)	$(20,351)	$(20,276)
Shares (denominator)	2,535,000	2,535,000
Per Share Amount	$(0.01)	$(0.01)

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

AVALANCHE INTERNATIONAL, CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2013

_____________________________________________________________________________________

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

3.  NEW TECHNICAL PRONOUNCEMENTS

The Company has reviewed accounting pronouncements issued during the past two years and has assessed the adoption of any that are applicable to the Company. Management has determined that none had a material impact on the financial position, results of operations, or cash flows for the fiscal years ended November 30, 2013 and 2012 and for the period from April 14, 2011 (inception) through November 30, 2013.

4.  RELATED PARTY TRANSACTIONS

On April 14, 2011 a Director had loaned the Company $400.

On May 27, 2011 a Director had loaned the Company $4,000.

As of November 30, 2011 total loan amount was $4,400. The loan is non-interest bearing, due upon demand and unsecured.

On October 15, 2012 the Director was repaid.

As of November 30, 2013 the director loaned the company $14,107. The loan is non-interest bearing, unsecured and there are currently no plans of repayment.

5.  COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

On May 27, 2011, the Company issued 2,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,000.

During the fiscal year ending November 30, 2012, the Company issued 535,000 shares at a price of $0.04 per shares for total cash proceeds of $21,400.

As of November 30, 2013, the Company had 2,535,000 shares of common stock issued and outstanding.

AVALANCHE INTERNATIONAL, CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED NOVEMBER 30, 2013

_____________________________________________________________________________________

6.  INCOME TAXES

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

As of November 30, 2013, the Company had net operating loss carry forwards of $41,027 that may be available to reduce future years’ taxable income through 2032.

7.  SUBSEQUENT EVENTS

Avalanche International, Corp. has evaluated subsequent events for the period November 30, 2013 through February 12, 2014 and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have not had any changes or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A(t). Controls and Procedures.

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of November 30, 2013 based on the control criteria established in a report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of November 30, 2013:

1) Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of November 30, 2013 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2013 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

2) Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities. While this control deficiency did not result in any audit adjustments to our 2013 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

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

4) We did not maintain adequate segregation of duties within certain areas impacting our financial reporting. While this control deficiency did not result in any audit adjustments to our 2013 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)  Subsequent Events

The Company has evaluated subsequent events from November 30, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
John Pulos	46	President, Principal Executive Officer, Secretary, Treasurer,
2711 N Sepulveda Blvd, Ste 323		Principal Financial Officer, Principal Accounting Officer
Manhattan Beach, CA 90266		and sole member of the Board of Directors.

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

Other Directorships

None of the Company’s executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Securities exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Item 11. Executive Compensation.

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

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non- Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
John Pulos President	2013 2012	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Yulia Goldfinger Former President	2012 2011	-- --	-- --	-- --	-- --	-- --	-- --	-- --	-- --

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

DIRECTOR’S COMPENSATION TABLE

		Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
John Pulos	2013 2012	-- --	-- --	-- --	-- --	-- --	-- --	-- --

Employment contracts and termination of employment and change-in-control arrangements

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of class
Common Stock	John Pulos	2,000,000	78.9%
Common Stock	Directors and officers as a group consisting of one person	2,000,000	78.9%

Changes in Control

On February 4, 2013, we underwent a change of control whereby our former president, Yulia Goldfinger, sold a total of 2,000,0000 shares of our restricted common stock, representing 78.9% of  our issued and outstanding common stock, to John Pulos.  Concurrently, we appointed John Pulos as our President, C.E.O., Secretary

Treasurer, as well as a director in place of Yulia Goldfinger, who resigned from these positions and her director position on the same date.  At the time of her resignation, Ms. Goldfinger was our sole executive officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

There were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last year completed fiscal year and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission. These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities. Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing. The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that John Pulos is not an independent director under these rules as he is also employed as officers of the Company.

Item 14. Principal Accountant Fees and Services.

Auditors Fees and Expenses	$1,750.00
Legal Fees and Expenses	$0
TOTAL	$1,750.00

(1) All amounts are estimates, other than the SEC’s registration fee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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