Form 10-Q
period 2014-02-28
AVALANCHE INTERNATIONAL, CORP.
filed 2014-04-14
CIK 1537169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [X]  No [  ]

As of April 8, 2014 the Issuer had 2,535,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of Avalanche International, Corp., (“Avalanche International”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form 10K for the fiscal year ended November 30, 2013, and all amendments thereto.

AVALANCHE INTERNATIONAL, CORP.

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED FEBRUARY 28, 2014

Avalanche International, Corp.
(A Development Stage Company)
Balance Sheets

ASSETS
	February 28,	November 30,
	2014	2013
	(unaudited)	(audited)
Current
Cash and cash equivalents	$-	$-
Prepaid expense	-	-
Total current assets	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$5,345	$3,520
Loans from Related Party	16,858	14,107
Total current liabilities	22,203	17,627
Total liabilities	22,203	17,627

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,535,000 shares issued and outstanding	2,535	2,535
Additional paid-in capital	20,865	20,865
Deficit, accumulated during the development stage	(45,603)	(41,027)
Total stockholders’ equity (deficit)	(22,203)	(17,627)
Total liabilities and stockholders’ equity	$-	$-

The accompanying notes are an integral part of these financial

Avalanche International, Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			For the period from
			April 14, 2011
	Three Months Ending		(inception) through
	February 28,	February 28,	February 28,
	2014	2013	2014

Revenue	$-	$-	$-

Operating Expenses
Consulting	-	-	2,855
Legal and accounting	3,818	5,011	27,080
Operation and administration	758	2,606	15,668
Total operating expense	4,576	7,617	45,603

Net (loss) from operations	(4,576)	(7,617)	(45,603)

Loss before income tax	(4,576)	(7,617)	(45,603)
Provision for income taxes	-	-	-
Net (loss)	$(4,576)	$(7,617)	$(45,603)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares
Basic and diluted	2,535,000	2,535,000

The accompanying notes are an integral part of these financial

Avalanche International, Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Period Ending		For the period from April 14, 2011 (inception) through
	February 28,	February 28,	February 28,
	2014	2013	2014

Cash flows from operating activities
Net loss	$(4,576)	$(7,617)	$(45,603)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	2,000	-
Increase in accounts payable and accrued expense	1,826	2,972	5,345
Net cash used in operating activities	(2,750)	(2,645)	(40,258)

Cash flows from investing activities
Cash paid for rent deposit	-	-	-
Cash paid for investments	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party note	2,750	2,645	21,258
Payments to related party note	-	-	(4,400)
Proceeds from issuance of common stock	-	-	23,400
Net cash provided by financing activities	2,750	2,645	40,258
Increase in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-

Supplemental Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial

Avalanche International, Corp.

(A Development Stage Corporation)

Notes to the Financial Statements

For the Period Ending February 28, 2014

1.  NATURE AND CONTINUANCE OF OPERATIONS

Organization and business operations

AVALANCHE INTERNATIONAL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The company plans to distribute crystallized glass tile in the North American markets to wholesale customers. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on April 14, 2011 through February 28, 2014 the Company has accumulated losses of $45,603.

Going concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $45,603 as of February 28, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

For the Period Ending February 28, 2014

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

b. Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less. As of February 28, 2014, the company had no cash or cash equivalents.

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

For the Period Ending February 28, 2014

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheet for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. As of February 28, 2014, the company had no assets or liabilities that would be considered level 1, 2 or 3.

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of February 28, 2014, the company had no current, deferred, present or future income tax liabilities.

Avalanche International, Corp.

(A Development Stage Corporation)

Notes to the Financial Statements

For the Period Ending February 28, 2014

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

The Company’s calculation of basic and diluted loss per share is as follows:

	For the Three Months Ended
	February 28, 2014	February 28, 2013
Basic Earnings per share:
Income (Loss) (numerator)	$(4,576)	$(7,617)
Shares (denominator)	2,535,000	2,535,000
Per Share Amount	$(0.00)	$(0.00)

Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(4,576)	$(7,617)
Shares (denominator)	2,535,000	2,535,000
Per Share Amount	$(0.00)	$(0.00)

f. Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

4.  NEW TECHNICAL PRONOUNCEMENTS

The Company has reviewed accounting pronouncements issued during the past two years and has assessed the adoption of any that are applicable to the Company. Management has determined that none had a material impact on the financial position, results of operations, or cash flows for the period ended February 28, 2014 and February 28, 2013.

5.  RELATED PARTY TRANSACTIONS

On April 14, 2011 a Director had loaned the Company $400.

On May 27, 2011 a Director had loaned the Company $4,000.

Avalanche International, Corp.

(A Development Stage Corporation)

Notes to the Financial Statements

For the Period Ending February 28, 2014

As of November 30, 2011 total loan amount was $4,400. The loan is non-interest bearing, due upon demand and unsecured.

On October 15, 2012 the Director was repaid $4,400.

As of February 28, 2014, the Director loaned the Company a total of $16,858. The loan is non-interest bearing, due upon demand and unsecured.

6.  COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL

The authorized capital of the Company is 75,000,000 common shares with a par value of $0.001 per share.

On May 27, 2011, the Company issued 2,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,000.

During the fiscal year ending November 30, 2012, the Company issued 535,000 shares at a price of $0.04 per shares for a total cash proceeds of $21,400.

As of period ending February 28, 2014, no common stocks were issued.

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

As of February 28, 2014, the Company had net operating loss carry forwards of $45,603 that may be available to reduce future years’ taxable income through 2031.

10.  SUBSEQUENT EVENTS

Avalanche International, Corp. has evaluated subsequent events for the period February 28, 2014 to April 2, 2014, the date the financial statements were issued, and concluded, there were no other events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

DESCRIPTION OF BUSINESS

AVALANCHE INTERNATIONAL, CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The company plans to distribute crystallized glass tile in the North American markets to wholesale customers. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception on April 14, 2011 through February 28, 2014 the Company has accumulated losses of $45,603.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the three months ended February 28, 2014 as compared to the three months ended February 28, 2013.  Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Results of Operations for the three months ended February 28, 2014 compared to the three months ended February 28, 2013.

Revenue

During the three-month periods ended February 28, 2014 and February 28, 2013, the Company generated no revenue.

Expenses

During the three month period ended February 28, 2014, the Company reported a total operating expense of $4,576 compared to $7,617 during the three month period ended February 28, 2013, a decrease of $3,041 or 40% in total expenses. The decrease in operating expenses is due to the decrease in operation and administration associate with compliance filing obligations.

Net loss

The Company had a net loss of $4,576 for the three months ended February 28, 2014, compared to a net loss of $7,617, for the three months ended February 28, 2013, a change of $3,041 or approximately 40%. The change in net loss was due to a net decrease in operating expenses as described above.

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

Current Assets and Total Assets

As of February 28, 2014, the unaudited balance sheet reflects that the Company had: i) total current assets of $0, as compared to total current assets of $0 at November 30, 2013; and ii) total assets of $0, as compared to total assets of $0 at November 30, 2013. The decrease in current assets was primarily due to cash used in operating activities.

Total Current Liabilities and Total Liabilities

As of February 28, 2014, the unaudited balance sheet reflects that the Company had total current liabilities and total liabilities of $22,203, compared to total current liabilities and total liabilities of $17,627 at November 30, 2013, an increase of $4,576. The increase in liabilities was due to: an increase in accounts payable, accrued expenses, and loans from related party, which was comprised of ongoing operational invoices.

Cash Flow

During the three months ended February 28, 2014 cash was primarily used to fund operations. The Company reported a net decrease in cash during the three months ended February 28, 2014 as compared to a net increase in cash for the three months ended February 28, 2013. See below for additional discussion and analysis of cash flow.

	For the Three Months ended February 28,	For the Three Months ended February 28,
	2014	2013

Net cash used in operating activities	$ (2,750)	$ (2,645)
Net cash from financing activities	2,750	2,645

Net Change in Cash	$ -	$ -

During the three months ended February 28, 2014, net cash used in operating activities was $2,750, compared to net cash used in operating activities of $2,645 during the three months ended February 28, 2013.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of February 28, 2014 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of February 28, 2014:

1) Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of February 28, 2014 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2013 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of February 28, 2014. Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

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

John Pulos

Chief Executive Officer and

Chief Financial Officer