Form 10-Q
period 2014-05-31
AVALANCHE INTERNATIONAL, CORP.
filed 2014-07-21
CIK 1537169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-179028

Avalanche International, Corp.

(Exact name of registrant as specified in its charter)

Nevada	38-3841757
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6625 S. Valley View Blvd., Suite 208/210, Las Vegas, NV 89118
(Address of principal executive offices)

(888) 863-9490
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,535,000 common shares as of July 15, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of May 31, 2014 and November 30, 2013 (unaudited);
F-2	Consolidated Statements of Operations for the Three and Six Months ended May 31, 2014 and 2013 and from inception on April 14, 2011 through May 31, 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the Six Months ended May 31, 2014 and 2013 and from inception on April 14, 2011 through May 31, 2014 (unaudited);
F-4	Notes to Consolidated Financial Statements (unaudited)

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

Avalanche International, Corp.

(A Development Stage Company)

Consolidated Balance Sheets

	May 31,	November 30,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$3,108	$—
Inventory	11,569	—
Total current assets	14,677	—
Total assets	$14,677	$—
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$38,377	$3,520
Loans from Related Party	—	14,107
Loans payable	2,086	—
Due to an officer	4,960	—
Total current liabilities	45,423	17,627
Total liabilities	45,423	17,627
Stockholders' Equity (Deficit)
Common stock, $0.001 par value; 75,000,000 shares authorized; 2,535,000 shares issued and outstanding	2,535	2,535
Additional paid-in capital	43,068	20,865
Deficit, accumulated during the development stage	(76,349)	(41,027)
Total stockholders’ equity (deficit)	(30,746)	(17,627)
Total liabilities and stockholders’ equity	$14,677	$—

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

						For the period from
						April 14, 2011
	Three Months Ending		Three Months Ending	Six Months Ending	Six Months Ending	(inception) through
	May 31,		May 31,	May 31,	May 31,	May 31,
	2014		2013	2014	2013	2014
Revenue		$3,741	$—	$3,741	$—	$3,741
Cost of revenue		2,181	—	2,181	—	2,181
Gross margin		1,560	—	1,560	—	1,560
Operating Expenses:
Consulting		—	—	—	—	2,855
Professional fees		8,375	4,111	12,193	9,123	35,455
General and administrative		23,931	2,103	24,689	4,709	39,599
Total operating expense		32,306	6,214	36,882	13,832	77,909
Net (loss) from operations		(30,746)	(6,214)	(35,322)	(13,832)	(76,349)
Loss before income tax		(30,746)	(6,214)	(35,322)	(13,832)	(76,349)
Provision for income taxes		—	—	—	—	—
Net (loss)		$(30,746)	$(6,214)	$(35,322)	$(13,832)	$(76,349)
Loss per common share Basic and diluted	4	(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares Basic and diluted		2,535,000	2,535,000	2,535,000	2,535,000

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Period Ending	For the Period Ending	For the period from April 14, 2011 (inception) through
	May 31,	May 31,	May 31,
	2014	2013	2014
Cash flows from operating activities
Net loss	$(35,322)	$(13,832)	$(76,349)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	3,333	—
(Increase) in inventory	(11,569)	—	(11,569)
Increase in accounts payable and accrued expense	42,953	2,184	46,473
Net cash used in operating activities	(3,938)	(8,315)	(41,445)
Cash flows from investing activities:	—	—	—
Cash flows from financing activities:
Proceeds from related party note	—	8,315	18,507
Payments to related party note	—	—	(4,400)
Proceeds from loans	2,086	—	2,086
Advances from an officer	4,960	—	4,960
Proceeds from issuance of common stock	—	—	23,400
Net cash provided by financing activities	7,046	8,315	44,553
Increase in cash	3,108	—	3,108
Cash, beginning of period	—	—	—
Cash, end of period	$3,108	$—	$3,108
Supplemental Disclosures:
Cash paid for interest	$—	$—	$—
Cash paid for income tax	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

 Avalanche International, Corp.

(A Development Stage Corporation)

Notes to the Consolidated Financial Statements

(Unaudited)

May 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations

Avalanche International, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The company had plans to distribute crystallized glass tile in the North American markets to wholesale customers. On May 14, 2014, , the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our sole officer and director, John Pulos. Pursuant to the Agreement, the Company transferred all assets, to Mr. Pulos. In exchange for this assignment of assets, Mr. Pulos agreed to assume and cancel all liabilities due to him. In conjunction with the change in management it was decided to abandon this line of business. In response to a new business plan the Company formed its first wholly owned subsidiary, Smith and Ramsay Brands, LLC, on May 19, 2014. The Company then acquired certain intellectual property, knowhow, product and capability from Smith and Ramsay, LLC, a Nevada company. Smith and Ramsay Brands, LLC (SRB) is a manufacturer and distributor of premium vape liquid and distributor of vape accessories. “Vape” is the common term used to refer to the use of vaporizers by consumers which has grown out of the increasing popular use of electronic cigarettes as an alternative to traditional cigarette and other tobacco uses.

The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“FASB ASC-915”).

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has adopted a November 30 year end.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Avalanche International, Corp. and its wholly-owned subsidiary Smith and Ramsay Brands, LLC. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of May 31, 2014 and November 30, 2013.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method; market value is based upon estimated replacement costs. As of May 31, 2014 inventory consists of 4,207 of the Company’s 15ml vape liquid bottles.

Fair Value of Financial instruments

For certain of the Company’s non-derivative financial instruments, including cash and cash equivalents, receivables, prepaids, inventory, accounts payable, accrued liabilities, and notes payable, the carrying amount approximates fair value due to the short-term maturities of these instruments. The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

·	Level 1. Observable inputs such as quoted prices in active markets;
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of May 31, 2014, the company had no assets or liabilities that would be considered level 1, 2 or 3.

Revenue Recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. These terms are typically met upon the prepayment or invoicing, and shipment of products.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at May 31, 2014 and August 31, 2013.

The Company accounts for its income taxes using the Income Tax topic of the FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with FASB ASC 260, Earnings per Share (“FASB ASC 260”). Under the provisions of FASB ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes. There were no such common stock equivalents outstanding as of May 31, 2014 and 2013.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued, that might have a material impact on its financial position or results of operations.

NOTE 2 - RELATED PARTY TRANSACTIONS

As of February 28, 2014, the Company owed the former Director $16,858. The loan was non-interest bearing, due upon demand and unsecured. Per the terms of the May 14, 2014 Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations this loaned was written off to additional paid in capital. In addition the company wrote off an additional $5,345 for expense that were paid for by Mr. Pulos after February 28th.

During the second quarter the Company’s new CEO advanced the company a total of $4,960 for general operating expenses. The advances are non-interest bearing, due upon demand and unsecured.

NOTE 3 – LOANS PAYABLE

As of May 31, 2014, the Company owed $2,086 to third parties for short term advances to the Company. The advances are non-interest bearing, due upon demand and unsecured.

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $0.001 per share.

On May 27, 2011, the Company issued 2,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,000.

During the fiscal year ending November 30, 2012, the Company issued 535,000 shares at a price of $0.04 per shares for a total cash proceeds of $21,400.

NOTE 5 – CONSOLIDATION

The consolidated financial statements include the accounts of Avalanche International, Corp. and its wholly-owned subsidiary Smith and Ramsay Brands, LLC. A separate presentation of each Company as of May 31, 2014 and for the six months ended May 31, 2014 is as follows.

	Avalanche International, Corp	Smith and Ramsay Brands, LLC.	Consolidated
Current Assets:
Cash	$100	$3,008	$3,108
Inventory	—	11,569	11,569
Total current assets	100	14,577	14,677
Total assets	$100	$14,577	$14,677
Current Liabilities
Accounts payable and accrued expenses	$23,375	$15,002	$38,377
Loans payable	—	2,086	2,086
Due to an officer	100	4,860	4,960
Total current liabilities	23,475	21,948	45,423
Total liabilities	23,475	21,948	45,423
Stockholders' Equity (Deficit)
Common stock	2,535	—	2,535
Additional paid-in capital	43,068	—	43,068
Deficit, accumulated during the development stage	(68,978)	(7,371)	(76,349)
Total stockholders’ equity (deficit)	(23,375)	(7,371)	(30,746)
Total liabilities and stockholders’ equity	$100	$14,577	$14,677

	Avalanche International, Corp	Smith and Ramsay Brands, LLC	Consolidated
Revenue	$—	$3,741	$3,741
Cost of revenue	—	2,181	2,181
Gross margin	—	1,560	1,560
Operating Expenses:
Professional fees	12,193	—	12,193
General and administrative	15,758	8,931	24,689
Total operating expense	27,951	8,931	36,882
Net (loss) from operations	$(27,951)	$(7,371)	$(35,322)

NOTE 6 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $76,349 as of May 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

Subsequent to May 31, 2014 the Company entered into a lease agreement for approximately 4,560 square feet of office and manufacturing space in Las Vegas, Nevada. The lease term is three years with initial lease payments beginning at $5,153 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

The information contained in this Quarterly Report is intended to provide "Form 10 information" within the meaning of Rule 144(i)(3) under the Securities Act of 1933.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview and Description of Business

Avalanche International Corporation, a Nevada corporation, is a holding company which recently formed its first subsidiary, Smith and Ramsay Brands, LLC. We also recently acquired certain intellectual property, knowhow, product and capability from Smith and Ramsay, LLC, a Nevada company. Smith and Ramsay Brands, LLC (SRB) is a manufacturer and distributor of premium vape liquid and accessories. SRB currently has a single brand of premium vape liquid, its signature brand Smith and Ramsay, which is in its pre-launch phase, having been manufactured, packaged and beginning to generate revenue in test markets. Smith and Ramsay Brands will operate as a manufacturer and distributor of flavored “smoking” vaporizer liquids for electronic vaporizers and cigarettes.  “Vape” is the common term used to refer to the use of vaporizers by consumers which has grown out of the increasing popular use of electronic cigarettes as an alternative to traditional cigarette and other tobacco uses.  The use of electronic cigarettes and vaporizers has been accelerated by state and local legislation outlawing the smoking of tobacco products in public places.  The Vape marketplace over the past five years has grown to $1.5 billion, according to Vaping News, and has begun to offer various flavors, nicotine levels and other attributes to produce a unique and customized experience. We believe that, as this market matures, there will be a natural rising demand for better quality products and varying flavors appetizing to a diverse consumer base. Through Smith and Ramsay Brands, we plan to provide a wide variety of high quality vapor liquids in a commercial manner to assure product integrity and consistency.

SRB plans on rapidly moving into the market place upon launch of its Smith and Ramsay signature brand, expanding aggressively with additional flavors in the signature brand, and expanding through additional new brands and the acquisition and distribution of signature and non-signature accessories. The signature line of premium vape liquid will focus on the Vape store and traditional smoke shop markets, while another brand product line and offerings will focus on the convenience store and gas station marketplace, and other lines will target ethnic-specific markets, etc. Additional products within these brand lines as well as external to these lines will focus on combination hardware/liquid market that includes disposable devices with preloaded liquid, and/or preloaded cartridges for use in specific types of devices.

The Company’s management consists of Phil Mansour, Chief Executive Officer and Director and Rachel Boulds, Chief Financial Officer.

The Company's principal offices are located at 5940 S. Rainbow Blvd., Las Vegas, Nevada 89118. The Company’s web domain is www.AvalancheInternationalCorp.com. The signature brand of SRB has a web site: www.SmithAndRamsay.com.

The Marketplace and Competition

A March 24th, 2014 Wells Fargo Equity Research report bifurcates the market into E-cigarettes and secondary and tertiary markets, referred to as Vapors/Tanks or E-Vapor. The report suggests that the overall market in the US is currently at $2bn dollars with a 65%/35% split between E-Cigarettes to E-Vapor.

A Vapenewsmagazine.com report suggests that the growth of the E-Vapor segment is increasing faster that the overall sales of the E-Cig market. It appears that the drivers behind this growth are: 1) natural progression from E-Cigs; 2) affordability, with E-Vapor costing 20% less than rechargeable e-cigarettes, and 40% less than disposable E-Cigs; and 3) the ability to personalize devices, and receive better nicotine delivery and overall product performance.

The report states, “Our view that vapor/tank growth is accelerating and taking share from e-cigs, making vapor/tank an increasing threat was substantiated by our survey as respondents expect vapors/tanks to grow at 2x the rate of the e-vapor category in 2014 with attractive margins that rival combustible cigs. Therefore, if the robust growth of the vapor/tank category continues and is not hindered by FDA regulation, we expect big tobacco has no choice but to enter this category either organically or via acquisition.”

This was further validated by Pamela Gorman, Director of Government Relations at NJOY (a prominent player in the e-Cig space) when she recently announced at the Vape World Expo in June 2014, that NJOY would be making a strategic shift and enter the E-Vapor space.

Our observations on E-Vapor market are that it is a fragmented space which can be segmented in the follow categories: Home Brew, Cottage, Regionals, Tier 2, and Tier 1.

Home Brew

This segment consists of tiny entrepreneurs, usually with one or two stores, making their own vape liquids and selling them primarily in their shop and online. Typically, these entrepreneurs only carry their own liquids and maybe one or two Tier 2 brands.

Cottage

This segment includes small businesses, usually with one to four stores that make their own vape liquids and distribute their liquids in their stores and in their local city or community. Their brand of liquid is limited to a dozen or so flavors and have roughly no more than 2,000 bottles sold per month.

Regionals

These companies typically have expanded beyond their city boundaries up to 4 states and have 5 to 150 stores carrying their brand. This category ranges in product quality and offerings. Most of these companies range from 6 months old to less than 30 months old while producing less than 10,000 units a month. There appears to be hundreds of these players in this category and it is growing every day. The major challenge for these businesses is to have the necessary resources, knowledge and experience or expertise available to expand their current customer reach. This category includes FuzionVapor.com, Hurricane Vapor, Nikki’s Vapor Bar, and Cosmic Fog to name a few.

Tier 2

The Tier 2 manufacturers have reached significant regional acceptance and/or national recognition within 3 of the 4 continental time zones in the United States. Typically these groups are in more than 100 stores and have annual gross sales estimated at between three to five million dollars. Companies included in this category are Five Pawns, E-Liquid Solutions, Space Jam Juice, ECBlend, and Vapor Corporation, which has been publicly traded on the OTC and recently upgraded to the NASDAQ (VPCO). Vapor Corporation is primarily a manufacturer of smokeless equipment and also produces its own line of liquids.

Tier 1

Top players in the market have sales reaching $20+ million and are often but not always recognized nationally which includes NicQuid, and Johnsons Creek, two leaders in the E-Vapor space.

The Wells Fargo Report suggests that the large discrepancy between Nielsen data which captures only $750MM in annual E-Vapor sales and the $2.2bn its survey suggests, is due to the fact that 60% of E-Vapor sales go untracked through channels of online and Vape Shop sales which are below the Tier 2 level.

Given the current wide open nature of the market landscape with no clearly dominant market leaders, we feel the barriers to entry and success for our organization to move in with quality products, marketing, distribution and strategic acquisition strategies, are minimal compared to where they will be as the market matures over the next 18 months.

Plan of Operations

Our objective is to provide a manufacturing platform that is progressively scalable and supplies the needed amount of product in accordance with the sales and marketing plan established within the first 60-90 days of operations by our outsourced sales and marketing group.

Initial manufacturing capacities will be established at 5,000 to 15,000 bottles per week using existing manufacturing principles and techniques by June 30, 2014. Quality control processes and procedures will be established from internal expertise and external consultants to insure the operations are in line with cGMP, FDA and ISO guidelines for an operation of this size and will continually be updated as the needs of the organization grow and changes in the regulatory environment occur.

As initial manufacturing are finalized being established and solidified, expansion plans are already being established:

  Outsource manufacturers have been identified should grow to eclipse our short term ability to produce in house;
  Quotes and plans for next level production (15,000 to 100,000 bottles per week) have been solicited to identify capital costs and timelines; and
  Quotes and plans for third level production (250,000+ bottles per week) have been solicited to identify broad capital costs and timelines.

Marketing Strategies

Domestic

Domestically, our plan is to outsource sales and marketing to a best of breed sales and marketing firm, to drive initial development of national branding, packaging, social media and full web presence. This initial 90 day plan includes the development of a competitive landscape report and full launch and ongoing marketing plan and budget. During the initial startup campaign while the national marketing strategy is formed and prior to a national launch, the firm will test the market by running a variety of different regional and select small scale national campaigns using a combination of direct sales, call center and business to business sales efforts. Data will gathered and coordinated with the marketing strategy to insure a successful launch and solid development of an initial installed base by the end of the first quarter of operations. The market research will drive initial decisions and a scheduled calendar of Smith and Ramsay Brands, LLC expansion of its signature brand, addition of additional brands through R&D, partnerships, and/or acquisitions, along with additions of non-liquid offerings.

International

Internationally, Smith and Ramsay Brands, has started efforts internally to understand and map out the international e-liquid space in an effort to follow the same data driven decision making that is being implemented during its domestic marketing plan process by our external firm. Within four months, an initial international strategy will be outlined along with timeline and budget for board approval.

Research and Development

Research and development will be focused on expanding the number of brands offered by SRB and within each brand line expanding the lines themselves to include new flavors and different configurations.

Intellectual Property

We have purchased the following intellectual property from Smith and Ramsay, LLC:

Patent / Trademark/knowhow	Patent Title / Trademark
Recipe for Toasty Monkey	Trademark currently in filing process
Recipe for Tricky	Trademark currently in filing process
Recipe for Java Hopper	Trademark currently in filing process
Recipe for Peaches and Mango	Trademark currently in filing process
Recipe for Berries and Cream	Trademark currently in filing process
10 additional recipes (not currently named)	Trademark currently in filing process
Smith and Ramsay	Trademark currently in filing process
Smith and Ramsay Brands	Trademark currently in filing process

Domain Names

www.AvalancheInternationalCorp.com

www.Smith AndRamsay.co

www.SmithAndRamsay.com

www.SmithAndRamsayBrands.co

www.SmithAndRamsayBrands.com

www.SmithAndRamsayBrands.info

www.SmithAndRamsayBrands.net

www.SmithAndRamsayBrands.org

www.SmithNRamsay.com

www.SmithAndRamsay.com

Staffing

As of May 31, the Company had no fulltime employees other than the Company’s officers.

Legal Proceedings

We are not currently a party to any legal proceedings.

Executive Officers

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions
Philip Mansour	47	President, CEO and Director
Rachel Boulds	44	CFO

Philip E. Mansour is our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Director. Since 2007, Mr. Mansour has worked as a consultant focusing on business development, enterprise technology, strategic planning, organizational change management, emerging technology development, organizational efficiency, and executive coaching with a strong focus on emerging technologies. Mr. Mansour’s clients come from a wide variety of industries, including pharmaceuticals, health care, medical devices, energy, and media development. He has substantial experience leading start-up operations and multi-billion dollar organizations, as well as working with and introducing process controls both regulated (FDA, ISO, etc.) and as well as those which are not mandated. From January of 2004 to September of 2006, Mr. Mansour served as Vice President for Strategic Initiatives and CTO at Compass Learning. From 1994 to 2002, he was Vice President of Product Development at Pearson Education. From 1992 to 1994, Mr. Mansour was Director of Research and Technology at Jostens Learning Corporation. From 1984 - 1994 he served in a variety of key technology roles within Jostens Learning Corporation and one of its acquisitions, Hartley Courseware.  Mr. Mansour holds an MBA Certificate from Tulane University.

Rachel Boulds is our Chief Financial Officer. From August 2009 to the present, Ms. Boulds has been engaged in her sole accounting practice, providing all aspects of consulting and accounting services to clients, including the preparation of full disclosure financial statements for public companies in compliance with GAAP and SEC requirements.  From August 2004 through July 2009, she was employed as an Audit Senior for HJ & Associates, LLC, where she performed audits and reviews for public and private companies. From 2003 through 2004, Ms. Boulds was employed as an Audit Senior for Mohler, Nixon and Williams in San Jose, CA. From September 2001 through July 2003, Ms. Boulds worked as an ABAS Associate for PriceWaterhouseCoopers in their San Jose, CA office. From April 2000 through February 2001, she was employed as an eCommerce Accountant for the Walt Disney Group’s GO.com.  Ms. Boulds holds a B.S. in Accounting from San Jose State University and is a licensed CPA in the state of Utah.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-	The appropriate size of our Board of Directors;
-	Our needs with respect to the particular talents and experience of our directors;
-	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
-	Experience in political affairs;
-	Experience with accounting rules and practices; and
-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

We currently have not adopted a code of ethics for the board or executives.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We presently do not have employment agreements with any of our current management. The Company’s compensation methods are currently being developed for approval and implementation.

We do not currently provide any compensation to directors for their service as directors but may do so in the future. We are currently in the process of setting up the compensation arrangement for our officers.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Phillip Mansour, President, CEO, and Director	2013 2012	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Rachel Boulds, CFO	2013 2012	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
John Pulos, former officer	2013 2012	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
John Pulos, former officer	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Pulos, former director	0	0	0	0	0	0	0

Securities Authorized for Issuance Under Equity Compensation Plans

To date, we have not adopted a stock option plan or other equity compensation plan and have not issued any stock, options, or other securities as compensation.

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of July 15, 2014, the current beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group, based on a total of 2,535,000 shares of common stock issued and outstanding as of July 15, 2014:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership(2)	Percent of class
Common	Philip E. Mansour 5940 S. Rainbow Blvd. Las Vegas, NV 89118	0	0.00%
Common	Rachel Boulds 5940 S. Rainbow Blvd. Las Vegas, NV 89118	0	0.00%
	All Officers and Directors as a Group	0	0.00%
Common	Other 5% owners
	Philou Ventures, LLC (1) 109 East 17th Street, Suite 25 Cheyenne, WY 82001	1,875,000	73.96%

(1) Guillermo D. Jalil is the Manager of Philou Ventures, LLC and, in that capacity, has the authority to direct voting and investment decisions with regard to stock.

(2) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1. None

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Description of Securities

Our authorized capital stock consists of 75,000,000 shares of common stock, with a par value of $0.001 per share. As of July 15, 2014, there were 2,535,000 shares of our common stock issued and outstanding. We have not issued any shares of preferred stock.

Common Stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing fifty percent (50%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up, the holders of shares of our common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Warrants and Options

We have not issued any options or warrants to purchase our capital stock.

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

Market Information

Our common stock is quoted under the symbol “AVLP” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

Through the end of our most recent fiscal year, there was no trading in our securities. There is no assurance that a sustained regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

As of July 10, 2014, the last trading price for our common stock was $10.00 per share.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Results of Operations for the three months ended May 31, 2014 compared to the three months ended May 31, 2013.

Revenue

During the three months ended May 31, 2014, revenue was $3,741 compared to $0 for the three months ended May 31, 2013. Revenue in the current period was from sales of our new vape liquid business.

Expenses

During the three months ended May 31, 2014, the Company reported a total operating expense of $32,306 compared to $6,214 during the three months ended May 31, 2013, an increase of $26,092 in total expenses. The increase in operating expenses is due to the increase in professional fees and administration associated with compliance and filing obligations.

Net loss

The Company had a net loss of $30,746 for the three months ended May 31, 2014, compared to a net loss of $6,214, for the three months ended May 31, 2013, an increase of $24,532 or approximately 394%. The increase in net loss was due to a net increase in operating expenses as described above.

Results of Operations for the six months ended May 31, 2014 compared to the six months ended May 31, 2013.

Revenue

During the six months ended May 31, 2014, revenue was $3,741 compared to $0 for the three months ended May 31, 2013. Revenue in the current period was from sales of our new vape liquid business.

Expenses

During the six months ended May 31, 2014, the Company reported a total operating expense of $36,882 compared to $13,832 during the six months ended May 31, 2013, an increase of $23,050 in total expenses. The increase in operating expenses is due to the increase in professional fees and administration associated with compliance and filing obligations.

Net loss

The Company had a net loss of $35,322 for the six months ended May 31, 2014, compared to a net loss of $13,832, for the six months ended May 31, 2013, an increase of $21,490 or approximately 155%. The increase in net loss was due to a net increase in operating expenses as described above.

Results of Operations for the fiscal years ended November 30, 2013 and 2012

*The following discussion should be read in conjunction with the annual financial statements included in the Company’s Annual Report on Form 10-K filed February 28, 2014, which are incorporated herein by reference*

Revenue

During the fiscal years ended November 30, 2013 and November 30, 2012, the Company generated no revenue.

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

Liquidity and Capital Resources

Management currently believes that the Company may not have sufficient working capital needed to meet its current fiscal obligations. In order to continue to meet its fiscal obligations beyond the next twelve months, management has plans to pursue various financing alternatives including, but not limited to, raising capital through the equity markets and debt financing.

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

As of May 31, 2014, we had an accumulated deficit of $76,349 and a working capital deficit of $30,746. For the six months ended May 31, 2014, net cash used in operating activities was $3,938 and we received $7,046 from financing activities.

Going Concern

These interim unaudited financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that the Company’s assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the interim unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company not be unable to continue as a going concern.

Off Balance Sheet Arrangements

As of May 31, 2014, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of May 31, 2014 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of May 31, 2014:

1) Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of May 31, 2014 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2013 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of May 31, 2014. Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

This report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

We have not had any changes or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

We are a development stage company, have generated minimal revenues, and have only a limited operating history upon which you can evaluate our business and prospects. An investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

Our Company was only recently formed; we have just completely changed our initial business plan; we have realized minimal revenues; and we have an accumulated deficit on our balance sheet.

We have very little if any operating history upon which to evaluate the future prospects of our current business plan. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive industry.  Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract customers for our proposed products, while keeping costs to a minimum. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business. Furthermore, we cannot guarantee that we will be successful in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our operations or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

You should consider our prospects in light of the risks, expenses, and difficulties those companies in their earlier stage of development encounter. Our success depends upon our ability to address those risks successfully, which includes, among other things: whether we will be able to assemble and maintain the necessary resources, including financial resources, that we will need to implement our business plan; whether we can continue to build and maintain a strong management team that can develop and execute our business strategy; whether we will be successful in establishing and maintaining the strategic associations necessary to implement our business strategy; and whether we will be successful in implementing our sales and marketing strategy. We forecast our future expense levels based on our operating plans and our estimates of future revenues. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability. In this case, the value of your investment could be reduced or lost. We expect to continue to incur losses for the immediate future as we build our infrastructure, continue our sales and marketing efforts, and continue development of our proposed products. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. Failure to achieve or maintain profitability will materially and adversely affect the market price of our common stock.

If we are unable to raise the required capital to continue our plan of operations, the development of our revenue base will be hampered and our business may fail.

We currently have limited operating capital and we will be dependent on raising sufficient capital in order to continue with this plan of operations and to accumulate a customer base for our products which can be expected to generate net profits. We cannot assure investors that we will be able to acquire the necessary financing in the near future or on terms that are acceptable to us to continue operations.

Also, additional equity financing could result in significant dilution to our shareholders and/or a loss in value. Further, if sufficient capital is not available, we may be required to delay or severely reduce the scope of our business plan.

Even if we are successful in commencing our business plans, however, there is no guarantee that we will be able to generate revenues or that revenues will be sufficient to maintain our business over time.

Because we depend on key personnel for our continued operations and future success, a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified sales, management, technical personnel. In particular, the loss of our existing management personnel or key employees would be significantly detrimental to us. Our future success depends, in significant part, on the continued services of Phil Mansour, our President, Chief Executive Officer and Director. We cannot assure that we would be able to find an appropriate replacement for him or other key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. We currently have no life insurance on Mr. Mansour.

Our anticipated growth and expansion will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

If we are successful in moving forward in our business plan, we will need to hire additional employees. If competent and knowledgeable employees are not available to us, as and when needed, we may be unable to expand our business when we are ready to do so, which could result in possible revenue losses.

We are dependent on our officers and directors to attract and retain the necessary personnel. The expansion of our business will place further demands on existing management including the development of additional expertise by existing management personnel. When we are ready to expand our success will depend in large part upon our ability to attract, develop, motivate and retain employees and contractors. Competition for qualified personnel is high and we may not be able to hire or retain qualified personnel, if and when needed. As a result, we may be unable to expand our business when we are ready to do so.  The failure to attract and retain the necessary personnel could have a materially adverse effect on our business, operations and financial condition.

Because we may have difficulty managing our growth, our ability to successfully expand sales and revenues may be compromised.

We expect to experience growth in the number of our employees and customers, our level of sales, and the general scope of our operations. Our ability to manage this growth will depend upon, among other factors, our ability to broaden our management team; our ability to attract, hire and retain skilled employees; and the ability of our officers and key employees to continue to implement and improve our operational, financial and other systems, and to manage multiple, concurrent customer and supplier relationships such that our various products are manufactured, assembled and delivered to market in a timely and satisfactory fashion. Our future success is heavily dependent upon achieving such growth and acceptance of our products. If we cannot manage this growth, it could have a material adverse effect on our business and we may not become profitable.

If we are unable to maintain brand image or product quality in face of increasing demand, our business may suffer.

Our success will depend on our ability to build and maintain a quality brand image for our products. We have no assurance that our planned advertising, marketing and promotion campaigns will have the desired impact on consumer perception of our products or that we will be able to establish Smith and Ramsay as recognized brand in the market for retailers and consumers. In addition, due to our anticipated growth in purchase orders and sales, we may experience difficulty in maintaining quality control at increasing higher levels of production and distribution. Quality problems with our products, real or imagined, could tarnish the image of the Smith and Ramsay brand and may cause consumers to choose other products.

If we are unable to achieve proper fulfillment of our purchase orders, our customer relationships may be irreparably damaged and our efforts to achieve wide distribution of our products may fail.

We have only recently established Smith and Ramsay customer relationships with retailers and consumers and our efforts to develop customer relationships with major national retailers in the U.S. are currently in development or are in their infancy. Our ability to achieve proper fulfillment of the first few purchase orders from these retailers will be vital to our ability to achieve ongoing sales and revenue growth. Any deficiencies in fulfillment, including any delays in shipment of all or part of the order, any errors with regard to product packaging and labeling, or any perceived deficiencies with regard to product quality, appearance, or specifications, may cause our nascent relationships with one or more wholesalers or retailers to be irreparably damaged and lead to the demise of our business plan.

If we are unable to respond effectively to competitive pressures, our revenue, gross margin and prospects will be harmed.

We will encounter competition from numerous and varied competitors, and most of our competitors will have significantly greater financial and technical resources, organization size, and brand recognition than us. We will compete primarily on the basis of brand image, flavor, product performance, price, quality, reliability, reputation, distribution, packaging and ease of use, account relationships, and product service and support. If our products, support and cost structure do not enable us to compete successfully with our more established rivals based on any of those criteria, our operations, results and prospects could be harmed. Industry consolidation also may affect competition by even creating larger, more homogeneous and potentially stronger competitors in the markets in which we will compete, and our competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

If we cannot continuously develop, manufacture and market products that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

The process of developing flavors and other consumer products and enhancing existing products is complex, costly and uncertain, and any failure by us to anticipate accurately customers’ changing needs, tastes and lifestyle due from emerging trends could significantly harm our market share and results of operations. In addition, after we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet our distribution channel and customer requirements, and we may not succeed at doing so at all or within a given cycle.

The Vape and eCig industry is highly competitive which may impact our ability to execute our business model.

The Vape and eCig business is highly competitive, and will continue to become more so in the future due to an increase in consumer demand and changes in society’s desire to transition from tobacco products to less evasive alternatives. We will be competing with other established companies, investors and funds with substantially greater resources and experience. This competitive scenario may affect our ability to execute our business model.

If Vape or eCigerattes are not widely adopted, or if sufficient demand for vape products including flavors does not develop or takes longer to develop than we anticipate, sales may flatten, decline, and we may be unable to achieve profitability.

The Vape and eCig markets are at a relatively early stage of development, and the extent to which those products will be widely adopted is uncertain. If Vape and eCig products proves unsuitable for widespread adoption or if the demand for these products fails to develop sufficiently, we may be unable to grow our business, generate sufficient sales and achieve profitability.

Problems with product quality or performance or consumer experience may cause us to incur expenses, damage our market reputation and prevent us from increasing our market share.

Our flavors could become stale, unpopular, or experience degradation in excess of expectations. Any widespread product failures may damage our market reputation and cause our sales to decline.

Because we depend on third-party suppliers and manufacturers, and our revenue and gross margin could suffer if we fail to manage our suppliers properly.

Our operations will depend on our ability to anticipate our needs for ingredients and supplies and our suppliers’ ability to deliver sufficient quantities of quality ingredients and supplies at reasonable prices in time for us to meet critical schedules. Given the lead times that are often required to produce and deliver certain ingredients and supplies, problems could arise in planning production and managing inventory levels that could seriously harm us. Other supplier problems that we could face include shortages, excess supply, and risks related to the terms of our contracts with suppliers. We may, for example, be unable to secure enough ingredients or finished supplies at reasonable prices or of acceptable quality in order to fulfill purchase orders in a timely manner, or in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. In addition, in order to secure ingredients and supplies, at times, we may make advance payments to suppliers or enter into non-cancelable commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete product, which could adversely affect our gross margin.

If we cannot continue to enforce and protect our intellectual property rights, our business could be adversely affected.

We rely on copyright, trademark and domain name laws in the United States and similar laws in other countries, as well as licenses and other agreements with our employees, consumers, suppliers and other parties, to establish and maintain our intellectual property rights in the technology and products used in our operations. These laws and agreements may not guarantee that our intellectual property rights will be protected and our intellectual property rights could be challenged or invalidated. In addition, such intellectual property rights may not be sufficient to permit us to take advantage of current industry trends or otherwise to provide competitive advantages, which could result in costly development efforts, discontinuance of products, and decreased sales adversely affecting our business. As we develop and sell more flavors and products, our intellectual property may be increasingly subject to misappropriation by others, and the costs to protect and enforce our intellectual property rights may increase.

If the United States experiences additional or prolonged economic weakness and uncertainty, our revenue could be adversely affected.

Our revenue and gross margin may depend significantly on longer term economic conditions in the U.S. and internationally and on the strength of consumer demand for our premium flavors and products. Short term economic weakness and uncertainty normally increase consumer demand for “vice” oriented products, however, a longer term economic downturn could create declining consumer demand for premium products and a depressed retailer business confidence could result in significantly lower revenue, gross margin, earnings or growth rates than anticipated.

We could be subject to additional tax liabilities which could adversely affect our business.

International, federal, state and local tax laws and regulations affecting our business, or interpretations or application of these tax laws and regulations, could change. In addition, new international, federal, state and local tax laws, and regulations affecting our business could be enacted or taxing authorities may disagree with our interpretation of tax laws and regulations. An increase in general business taxes and tariffs would adversely affect us if it occurred in a jurisdiction in which we operate. If enacted, these new taxes would adversely affect our consumers and, as a result, could adversely affect our business. Currently only e-cigarettes that are marketed for therapeutic purposes are currently regulated by the U.S. FDA Center for Drug Evaluation and Research (CDER). The FDA Center for Tobacco Products (CTP) regulates cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco. FDA has issued a proposed rule that would extend the agency’s tobacco authority to cover additional products that meet the legal definition of a tobacco product, such as e-cigarettes. Such new regulation could require registration and administrative fees or require the Company to incur additional expenses that may diminish the Company’s ability to meet production schedules and inventories or execute its overall business plan.

Consumer, Environmental and societal obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.

Our operations involve the use, handling, storage, transportation and disposal of materials with nicotine and allergens and may be subject to consumer and environmental laws and regulations at the federal, state, local and international level. Such laws and regulations include those governing the handling and disposal of these substances into the air and water, the use, management and disposal of materials, and occupational health and safety.

While we believe our safety factors and procedures to be sufficient to protect our employees, end-users and the general public, we cannot assure you that human or environmental exposure to nicotine and allergen materials will not occur. Any such exposure could result in future third-party claims against us, as well as damage to our reputation and heightened regulatory scrutiny of our products. The occurrence of such future events could have a material adverse effect on our business, financial condition or results of operations.

We have limited insurance coverage and may incur losses resulting from product liability claims, business interruptions or natural disasters.

We are exposed to risks associated with product liability claims in the event that the use of our flavors and products results in personal injury. Since our flavors could contain nicotine or allergens, it is possible that users could be injured or adversely affected by our flavors or products, whether by improper use or other causes. Due to our limited historical experience, we are unable to predict whether product liability claims will be brought against us in the future or gauge the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources and insurance to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Any future acquisitions could disrupt our business and harm our financial condition and results of operations.

We may decide to acquire businesses, products or technologies in order to expand our product offerings. Any acquisition could require significant capital outlays and could involve many risks, including, but not limited to, the following:

•	To the extent an acquired company has a corporate culture different from ours, we may have difficulty assimilating this organization, which could lead to morale issues, increased turnover and lower productivity than anticipated, and could also have a negative impact on the culture of our existing organization;
•	We may be required to record substantial accounting charges;
•	An acquisition may involve entry into geographic or business markets in which we have little or no prior experience;
•	Integrating acquired business operations, systems, employees, services and technologies into our existing business, workforce and services could be complex, time-consuming and expensive;
•	An acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•	We may incur debt in order to fund an acquisition, or we may assume debt or other liabilities, including litigation risk, of the acquired company; and
•	We may have to issue equity to complete an acquisition, which would dilute our stockholders’ ownership position.

Any of the foregoing or other factors could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions. We may not be able to identify or consummate any future acquisitions on favorable terms, or at all. If we do effect an acquisition, it is possible that investors will view the acquisition negatively. Even if we successfully complete an acquisition, it could adversely affect our business.

Business, economic, financial, and government conditions could change with little or no notice.

Ingredients and supplies used in the production of our flavors and products and manufactured, financed, and shipped from suppliers may be subject to fluctuations in the financial markets, government actions, changes in regulatory enforcement, shipping schedules, valid licenses and testing documentation as well as customs inspections which are subject to change without notice. The U.S. FDA has issued a proposed rule that would extend the agency’s tobacco authority to cover additional products that meet the legal definition of a tobacco product, such as e-cigarettes and such regulation may include our suppliers of ingredients and supplies.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

While we seek to maintain strong corporate governance, computer, financial and other control systems, growth will also put stress on our internal controls.  If we are not able to attract and maintain experienced and effective personnel, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices. As a result, we may experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This could result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Because of the costs of operating as a public company, our financial resources available for normal business operations is reduced.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We may need to adopt and implement additional policies and procedures to further strengthen our financial reporting capability. However, the process of designing and implementing an effective financial reporting system is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments. All of this requires us to expend significant resources on things other than normal business operations. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Industrial Real Estate Lease
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed on January 17, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avalanche International, Corp.

Date:	July 21, 2014

By:	/s/ Philip Mansour Philip Mansour
Title:	Chief Executive Officer and Director

Date:	July 21, 2014

By:	/s/ Rachel Boulds Rachel Boulds
Title:	Chief Financial Officer

