Form 10-Q
period 2014-08-31
AVALANCHE INTERNATIONAL, CORP.
filed 2014-10-15
CIK 1537169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-179028

Avalanche International, Corp.

(Exact name of registrant as specified in its charter)

Nevada	38-3841757
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5940 S. Rainbow Blvd, Las Vegas, NV 89118
(Address of principal executive offices)

(888) 863-9490
(Registrant’s telephone number)

_____________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,108,400 common shares as of October 14, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of August 31, 2014 (unaudited) and November 30, 2013
F-2	Consolidated Statements of Operations for the Three and Nine Months ended August 31, 2014 and 2013 (unaudited)
F-3	Consolidated Statements of Cash Flows for the Nine Months ended August 31, 2014 and 2013 (unaudited)
F-4	Notes to Consolidated Financial Statements (unaudited)

3

Avalanche International, Corp. and subsidiary

Consolidated Balance Sheets

	August 31,	November 30,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$12,168	$—
Accounts receivable	154	—
Inventory	13,180	—
Total current assets	25,502	—
Product license	15,750	—
Total assets	$41,252	$—
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$104,133	$3,520
Loans from Related Party	—	14,107
Other liabilities	2,641	—
Due to an officer	2,130	—
Accrued officer compensation	1,860	—
Total current liabilities	110,764	17,627
Total liabilities	110,764	17,627
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value,10,000,000 shares authorized, 12,000 and 0 shares issued and outstanding, respectively	12	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 5,092,400 and 5,070,000 shares issued and outstanding, respectively	5,092	5,070
Additional paid-in capital	128,499	18,330
Accumulated deficit	(203,115)	(41,027)
Total stockholders’ equity (deficit)	(69,512)	(17,627)
Total liabilities and stockholders’ equity	$41,252	$—

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp. and subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2014	2013	2014	2013
Revenue	$6,431	$—	$10,172	$—
Cost of revenue	1,098	—	3,279	—
Gross margin	5,333	—	6,893	—
Operating Expenses:
Advertising and marketing	61,193	—	61,193	—
Professional fees	16,424	2,293	28,617	11,415
Officer compensation	18,360	—	18,360	—
General and administrative	36,122	426	60,811	5,135
Total operating expense	132,099	2,719	168,981	16,550
Net loss from operations	(126,766)	(2,719)	(162,088)	(16,550)
Loss before income tax	(126,766)	(2,719)	(162,088)	(16,550)
Provision for income taxes	—	—	—	—
Net loss	$(126,766)	$(2,719)	$(162,088)	(16,550)
Loss per common share Basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Weighted average common shares Basic and diluted	5,075,478	2,535,000	5,071,839	2,535,000

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp. and subsidiary
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended August 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(162,088)	$(16,550)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(154)	—
Decrease in prepaid expenses	—	3,333
(Increase) in inventory	(13,180)	—
(Increase) in product license	(15,750)	—
Increase in accounts payable and accrued expense	108,709	3,609
Increase in other liabilities	4,771	—
Increase in accrued compensation	1,860	—
Net cash used in operating activities	(75,832)	(9,608)
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Proceeds from related party note	—	9,608
Proceeds from issuance of preferred stock	60,000	—
Proceeds from issuance of common stock	28,000	—
Net cash provided by financing activities	88,000	9,608
Increase in cash	12,168	—
Cash, beginning of period	—	—
Cash, end of period	$12,168	$—
Supplemental Disclosures:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp. and subsidiary

Notes to the Consolidated Financial Statements

August 31, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business operations

Avalanche International, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The company had plans to distribute crystallized glass tile in the North American markets to wholesale customers. On May 14, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our sole officer and director, John Pulos. Pursuant to the Agreement, the Company transferred all assets to Mr. Pulos. In exchange for this assignment of assets, Mr. Pulos agreed to assume and cancel all liabilities due to him. In conjunction with the change in management it was decided to abandon this line of business and become a holding company with operations at the subsidiary levels only. The Company formed its first wholly owned subsidiary, Smith and Ramsay Brands, LLC (SRB), on May 19, 2014. The Company acquired certain intellectual property, knowhow, product, name license and other capabilities from Smith and Ramsay, LLC, a Nevada company. Smith and Ramsay is a manufacturer and distributor of eLiquids for the burgeoning eVapor or "Vape" marketplace.   "Vape" is the common term used to refer to the use of vaporizers by consumers which has grown out of the increasing popular use of electronic cigarettes and other devices as an alternative to traditional tobacco products including cigarettes.  The eVapor marketplace has been rapidly expanding over the past 5 years.

SRB manufactures its signature brand of eLiquid, Smith and Ramsay, a line that features all natural flavors that are produced in the United States.  The Company’s goal is to maintain a high standard of quality and to insure the production and warehouse environments, processes and procedures continue to meet or exceed guidelines of the FDA, and are in line with ISO and cGMP standards.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments necessary in order for the financial statements to not be misleading have been reflected herein. Operating results for the interim period ended August 31, 2014 are not necessarily indicative of the results that can be expected for the full year. The Company has adopted a November 30 year end.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of August 31, 2014 and November 30, 2013.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method; market value is based upon estimated replacement costs. As of August 31, 2014 inventory consists of 6,468 of the Company’s 15ml vape liquid bottles and $2,184 of accessories.

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

As of August 31, 2014, the company had no assets or liabilities that would be considered level 1, 2 or 3.

Revenue Recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. These terms are typically met upon the prepayment or invoicing, and shipment of products.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at August 31, 2014.

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

Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with FASB ASC 260, Earnings per Share (“FASB ASC 260”). Under the provisions of FASB ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes. There were no such common stock equivalents outstanding as of August 31, 2014 and 2013.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $203,115 as of August 31, 2014 and a net loss of $162,088 for the nine months ended August 31, 2014, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock.

NOTE 3 – PRODUCT LICENSE

The Company licenses certain intellectual property, knowhow, product and capability from Smith and Ramsay, LLC, a Nevada company. Currently the Company is paying a minimum per bottle licensing fee of $4,500 per month for the perpetual licensing rights, recipes, industry advice, brand and company names, etc.,  for the first year pending the final approval of the per bottle fee agreement.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of November 30, 2013, the Company owed the former Director $14,107. The loan was non-interest bearing, due upon demand and unsecured. Per the terms of the May 14, 2014 Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations this loaned was credited to additional paid in capital.

As of August 31, 2014, the Company owed its new CEO $2,130 for expense reimbursement. The amount due for expense reimbursement is non-interest bearing, due upon demand and unsecured.

NOTE 5 – OTHER LIABILITIES

As of August 31, 2014, the Company owed $1,500 to a third party for a short term advance to the Company and $1,141 for expense reimbursement. All are non-interest bearing, due upon demand and unsecured.

NOTE 6 - COMMON STOCK

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 per share.

On August 22, 2014, the Company approved a two for one stock split. All shares have been retroactively adjusted to reflect the split.

During the quarter ended August 31, 2014, the Company issued 22,400 shares of common stock at a price of $1.25 per share for total cash proceeds of $28,000.

NOTE 7 - PREFERRED STOCK

The Company is authorized to issue 10,000,000 preferred shares with a par value of $0.001 per share.

On July 31, 2014, the Board of Directors designated a series of preferred stock titled Class A Convertible Preferred Stock consisting of 50,000 shares. Each share of Class A Convertible Preferred Stock (“preferred stock”) has a stated value of $5.00 per share. The holders of preferred stock have no voting rights. The holders are entitled to receive cumulative dividends at a rate of 10% of the stated value per annum, payable twice a year, subject to the availability of funds and approval by the Board of Directors. In the discretion of the Board of Directors dividends may be paid with common stock. In the event of liquidation or dissolution of the Company each holder of preferred stock shall be entitled to be paid in cash $5 per share,

At any time after August 31, 2015, a holder of preferred stock may, at their option, convert all or a portion of their outstanding shares into common stock on a one for one basis. On February 1, 2016, all issued and outstanding preferred stock shall be automatically converted into shares of common stock.

During the quarter ended August 31, 2014, the Company issued 12,000 shares of preferred stock at a price of $5.00 per share for total cash proceeds of $60,000.

NOTE 8 – CONSOLIDATION

The consolidated financial statements include the accounts of Avalanche International, Corp. and its wholly-owned subsidiary Smith and Ramsay Brands, LLC. A separate presentation of each Company as of August 31, 2014 and for the nine months ended August 31, 2014 is as follows.

	Avalanche International, Corp	Smith and Ramsay Brands, LLC	Elimination	Consolidated
Current Assets:
Cash	$11,626	$542	$—	$12,168
Accounts receivable	—	154	—	154
Inventory	—	13,180	—	13,180
Intercompany	61,308	—	61,308	—
Total current assets	72,934	13,876	61,308	25,502
Product license	.-	15,750	—	15,750
Total assets	$72,934	$29,626	$61,308	$41,252
Current Liabilities
Accounts payable and accrued expenses	$42,628	$61,505	$—	$104,133
Other liabilities	—	2,641	—	2,641
Due to an officer	—	2,130	—	2,130
Accrued officer compensation	1,860	—	—	1,860
Intercompany	—	61,308	61,308	—
Total current liabilities	44,488	127,584	61,308	110,764
Total liabilities	44,488	127,584	61,308	110,764
Stockholders' Equity (Deficit)
Preferred stock	12	—	—	12
Common stock	5,092	—	—	5,092
Additional paid-in capital	128,499	—	—	128,499
Accumulated deficit	(105,157)	(97,958)	—	(203,115)
Total stockholders’ equity (deficit)	28,446	(97,958)	—	(69,512)
Total liabilities and stockholders’ equity	$72,934	$29,626	$61,308	$41,252

	Avalanche International, Corp	Smith and Ramsay Brands, LLC	Consolidated
Revenue	$—	$10,172	$10,172
Cost of revenue	—	3,279	3,279
Gross margin	—	6,893	6,893
Operating Expenses:
Advertising and marketing	—	61,193	61,193
Professional fees	28,617	—	28,617
Officer compensation	6,360	12,000	18,360
General and administrative	29,154	31,657	60,811
Total operating expense	64,131	104,850	168,981
Net (loss) from operations	$(64,131)	$(97,957)	$(162,088)

NOTE 9 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2014 through the October 15, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

Subsequent to August 31, 2014 the Company sold 2,000 shares of preferred stock for total cash proceeds of $10,000.

Subsequent to August 31, 2014 the Company sold 16,000 shares of common stock for total cash proceeds of $20,000.

Subsequent to August 31, 2014 the Company’s Board of Directors approved the launch of a new subsidiary, Puff Systems, which will be dedicated to the manufacturing and distribution of eVapor hardware and accessories.

On September 12, 2014, the Company executed a promissory note with Lord Abstract, LLC for $10,000. The Note has a onetime loan fee of $1,000 and is due October 12, 2014. There will be a onetime thirty day grace period due to the nature of the Company’s capital raise.

On September 24, 2014, the board of directors appointed Milton C. Ault II, Joshua Smith, and Jeanette Maines to serve as members of our board of directors. In addition, Mr. Ault was appointed to serve as Chairman of the board of directors.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview and Description of Business

Avalanche International Corporation, a Nevada corporation, is a holding company which recently formed its first subsidiary, Smith and Ramsay Brands, LLC. We also recently acquired certain intellectual property, knowhow, product and capability from Smith and Ramsay, LLC, a Nevada company. Smith and Ramsay Brands, LLC (SRB) is a manufacturer and distributor of premium vape liquid and accessories. SRB currently has a single brand of premium vape liquid, its signature brand Smith and Ramsay, which is in its pre-launch phase, having been manufactured, packaged and beginning to generate revenue in test markets. Smith and Ramsay Brands operates as a manufacturer and distributor of flavored liquids for electronic vaporizers and eCigarettes. “Vape” is the common term used to refer to the use of vaporizers by consumers which has grown out of the increasing popular use of electronic cigarettes as an alternative to traditional cigarette and other tobacco uses.  The use of electronic cigarettes and vaporizers has been accelerated by state and local legislation outlawing the smoking of tobacco products in public places.  The Vape marketplace over the past five years has grown to $1.5 billion, according to Vaping News, and has begun to offer various flavors, nicotine levels and other attributes to produce a unique and customized experience. We believe that, as this market matures, there will be a natural rising demand for better quality products and varying flavors appetizing to a diverse consumer base. Through Smith and Ramsay Brands, we plan to provide a wide variety of high quality vapor liquids in a commercial manner to assure product integrity and consistency.

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

The Marketplace and Competition

A March 24, 2014 Wells Fargo Equity Research report bifurcates the market into eCigarettes and secondary and tertiary markets, referred to as Vapors/Tanks or E-Vapor. The report suggests that the overall market in the US is currently at $2bn dollars with a 65%/35% split between eCigarettes to E-Vapor.

A Vapenewsmagazine.com report suggests that the growth of the eVapor segment is increasing faster that the overall sales of the eCigarette market. It appears that the drivers behind this growth are: 1) natural progression from eCigarettes; 2) affordability, with eVapor costing 20% less than rechargeable eCigarettes, and 40% less than disposable eCigarettes; and 3) the ability to personalize devices, and receive better nicotine delivery and overall product performance.

The report states, “Our view that vapor/tank growth is accelerating and taking share from eCigarettes, making vapor/tank an increasing threat was substantiated by our survey as respondents expect vapors/tanks to grow at 2x the rate of the eVapor category in 2014 with attractive margins that rival combustible cigs. Therefore, if the robust growth of the vapor/tank category continues and is not hindered by FDA regulation, we expect big tobacco has no choice but to enter this category either organically or via acquisition.”

This was further validated by Pamela Gorman, Director of Government Relations at NJOY (a prominent player in the eCigarettespace) when she recently announced at the Vape World Expo in June 2014, that NJOY would be making a strategic shift and enter the eVapor space.

Our observations on the eVapor market are that it is a fragmented space which can be segmented in the follow categories: Home Brew, Cottage, Regionals, Tier 2, and Tier 1.

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

Regionals

These companies typically have expanded beyond their city boundaries up to four states and have 5 to 150 stores carrying their brand. This category ranges in product quality and offerings. Most of these companies range from six months old to less than 30 months old while producing less than 10,000 units a month. There appears to be hundreds of these players in this category and it is growing every day. The major challenge for these businesses is to have the necessary resources, knowledge and experience or expertise available to expand their current customer reach. This category includes FuzionVapor.com, Hurricane Vapor, Nikki’s Vapor Bar, and Cosmic Fog to name a few.

Tier 2

The Tier 2 manufacturers have reached significant regional acceptance and/or national recognition within three of the four continental time zones in the United States. Typically these groups are in more than 100 stores and have annual gross sales estimated at between three to five million dollars. Companies included in this category are Five Pawns, eLiquid Solutions, Space Jam Juice, ECBlend, and Vapor Corporation, which has been publicly traded on the OTC and recently upgraded to the NASDAQ (VPCO). Vapor Corporation is primarily a manufacturer of smokeless equipment and also produces its own line of liquids.

Tier 1

Top players in this market have sales reaching $20+ million and are often but not always recognized nationally which includes NicQuid, and Johnsons Creek, two leaders in the eVapor space.

The Wells Fargo Report suggests that the large discrepancy between Nielsen data which captures only $750MM in annual eVapor sales and the $2.2bn its survey suggests, is due to the fact that 60% of eVapor sales go untracked through channels of online and Vape Shop sales which are below the Tier 2 level.

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

Initial manufacturing capacities will be established at 5,000 to 15,000 bottles per week using existing manufacturing principles and techniques. Quality control processes and procedures will be established from internal expertise and external consultants to insure the operations are in line with cGMP, FDA and ISO guidelines for an operation of this size and will continually be updated as the needs of the organization grow and changes in the regulatory environment occur.

As initial manufacturing is finalized and solidified, expansion plans are already being established:

  Outsource manufacturers have been identified should growth eclipse our short term ability to produce in house;
  Quotes and plans for next level production (15,000 to 100,000 bottles per week) have been solicited to identify capital costs and timelines; and
  Quotes and plans for third level production (250,000+ bottles per week) have been solicited to identify broad capital costs and timelines.

Marketing Strategies

Domestic

Domestically, our plan is to outsource sales and marketing to a best of breed sales and marketing firm, to drive initial development of national branding, packaging, social media and full web presence. This initial 90 day plan includes the development of a competitive landscape report and full launch and ongoing marketing plan and budget. During the initial startup campaign while the national marketing strategy is formed and prior to a national launch, the firm will test the market by running a variety of different regional and select small scale national campaigns using a combination of direct sales, call center and business to business sales efforts. Data will be gathered and coordinated with the marketing strategy to insure a successful launch and solid development of an initial installed base. The market research will drive initial decisions and a scheduled calendar of Smith and Ramsay Brands, LLC expansion of its signature brand, addition of additional brands through R&D, partnerships, and/or acquisitions, along with additions of non-liquid offerings.

International

Internationally, Smith and Ramsay Brands, has started efforts internally to understand and map out the international eLiquid space in an effort to follow the same data driven decision making that is being implemented during its domestic marketing plan process by our external firm. Within four months, an initial international strategy will be outlined along with timeline and budget for board approval.

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

Domain Names

www.AvalancheInternationalCorp.com

www.Smith AndRamsay.co

www.SmithAndRamsay.com

www.SmithAndRamsayBrands.co

www.SmithAndRamsayBrands.com

www.SmithAndRamsayBrands.info

www.SmithAndRamsayBrands.net

www.SmithAndRamsayBrands.org

www.SmithNRamsay.com

www.SmithAndRamsay.com

www.mithAndRamsay.com

Staffing

As of August 31, the Company had no fulltime employees other than the Company’s officers.

Results of Operations for the three months ended August 31, 2014 compared to the three months ended August 31, 2013.

Revenue

During the three months ended August 31, 2014, revenue was $6,431 compared to $0 for the three months ended August 31, 2013. Revenue in the current period was from sales of our new vape liquid business.

Expenses

During the three months ended August 31, 2014, the Company reported a total operating expense of $132,099 compared to $2,719 during the three months ended August 31, 2013, an increase of $129,380 in total expenses. In the current quarter we incurred $61,193 in marketing expense and $18,360 of officer compensation expense, neither of which we had in the previous year.

Professional fees increased $14,131 to $16,424 for the three months ended August 31, 2014 from $2,293 for the three months ended August 31, 2013. The increase is mainly due to additional legal expense.

General and administrative expense increased $35,696 to $36,122 for the three months ended August 31, 2014 from $426 for the three months ended August 31, 2013. The increase is a result of increased operations for Smith and Ramsay Brands, LLC.

Net loss

The Company had a net loss of $126,766 for the three months ended August 31, 2014, compared to a net loss of $2,719, for the three months ended August 31, 2013, an increase of $124,047. The increase in net loss was due to a net increase in operating expenses as described above.

Results of Operations for the nine months ended August 31, 2014 compared to the nine months ended August 31, 2013.

Revenue

During the nine months ended August 31, 2014, revenue was $10,172 compared to $0 for the nine months ended August 31, 2013. Revenue in the current period was from sales of our new vape liquid business.

Expenses

During the nine months ended August 31, 2014, the Company reported a total operating expense of $168,981 compared to $16,550 during the nine months ended August 31, 2013, an increase of $152,431 in total expenses. In the current period we incurred $61,193 in marketing expense and $18,360 of officer compensation expense, neither of which we had in the previous year.

Professional fees increased $17,202 to $28,617 for the nine months ended August 31, 2014 from $11,415 for the nine months ended August 31, 2013. The increase is mainly due to additional legal expense.

General and administrative expense increased $55,676 to $60,811 for the nine months ended August 31, 2014 from $5,135 for the nine months ended August 31, 2013. The increase is a result of increased operations for Smith and Ramsay Brands, LLLC.

Net loss

The Company had a net loss of $162,088 for the nine months ended August 31, 2014, compared to a net loss of $16,550, for the nine months ended August 31, 2013, an increase of $145,538. The increase in net loss was due to a net increase in operating expenses as described above.

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

As of August 31, 2014, we had an accumulated deficit of $203,115 and a working capital deficit of $85,262. For the nine months ended August 31, 2014, net cash used in operating activities was $75,832 and we received $88,000 from financing activities.

On September 12, 2014, the Company executed a promissory note with Lord Abstract, LLC for $10,000. The Note has a onetime loan fee of $1,000 and is due October 12, 2014. There will be a onetime thirty day grace period due to the nature of the Company’s capital raise.

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

Off Balance Sheet Arrangements

As of August 31, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of August 31, 2014 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of August 31, 2014:

1) Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of August 31, 2014 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2013 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of August 31, 2014. Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2014, the company sold 2,400 shares of common stock to an accredited investor for total cash proceeds of $3,000. The proceeds were used for general operating expenses.

On July 25, 2014, the company sold 4,000 shares of common stock to an accredited investor for total cash proceeds of $5,000. The proceeds were used for general operating expenses.

On July 28, 2014, the company sold 4,000 shares of common stock to an accredited investor for total cash proceeds of $5,000. The proceeds were used for general operating expenses.

On July 30, 2014, the company sold 4,000 shares of preferred stock to accredited investors for total cash proceeds of $20,000. The proceeds were used for general operating expenses.

On August 4, 2014, the company sold 2,000 shares of preferred stock to accredited investors for total cash proceeds of $10,000. The proceeds were used for general operating expenses.

On August 15, 2014, the company sold 3,000 shares of preferred stock to an accredited investor for total cash proceeds of $15,000. The proceeds were used for general operating expenses.

On August 18, 2014, the company sold 1,000 shares of preferred stock to an accredited investor for total cash proceeds of $5,000. The proceeds were used for general operating expenses.

On August 20, 2014, the company sold 4,000 shares of common stock to an accredited investor for total cash proceeds of $5,000. The proceeds were used for general operating expenses.

On August 25, 2014, the company sold 8,000 shares of common stock to an accredited investor for total cash proceeds of $10,000. The proceeds were used for general operating expenses.

On August 28, 2014, the company sold 2,000 shares of preferred stock to an accredited investor for total cash proceeds of $10,000. The proceeds were used for general operating expenses.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 31, 2014, pursuant to the approval of our board of directors and a majority of our shareholders, we amended and restated our articles of incorporation. As amended and restated, our articles of incorporation provide for 75,000,000 shares of authorized common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock. Our preferred stock may be designated by our board of directors in one or more series, with the rights and features of each series to be set forth in the specific designation.

Also on July 31, 2014, our board of directors designated a series of preferred stock titled Class A Convertible Preferred Stock. Class A Convertible Preferred Stock consists of 50,000 total shares, with a stated value of $5.00 per share. Shares of Class A Convertible Preferred Stock are entitled to cumulative dividends at a rate of 10% per year, with dividend payments coming due on August 1, 2015 and February 1, 2016. In the discretion of the board of directors, dividends may be paid in cash or in shares of common stock valued at $5.00 per share. In the event of a liquidation, shares of Class A Convertible Preferred Stock are entitled to a liquidation payment, in preference to the class of common stock, of $5.00 per share. At any time after August 31, 2015, shares of Class A Convertible Preferred Stock are convertible to shares of common stock at a rate of 1:1, at the option of the holder. On February 1, 2016, all then issued and outstanding shares of Class A Convertible Preferred Stock will be automatically converted to shares of common stock at the 1:1 conversion rate.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws(1)
3.3	Certificate of Designation of Class A Convertible Preferred Stock
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed on January 17, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avalanche International, Corp.

Date:	October 15, 2014

By:	/s/ Phillip Mansour Phillip Mansour
Title:	Chief Executive Officer and Director

Date:	October 15, 2014

By:	/s/ Rachel Boulds Rachel Boulds
Title:	Chief Financial Officer

