Form 10-K
period 2014-11-30
AVALANCHE INTERNATIONAL, CORP.
filed 2015-03-17
CIK 1537169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended November 30, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-179028

Avalanche International, Corp.

(Exact name of registrant as specified in its charter)

Nevada	38-3841757
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5940 S. Rainbow Blvd., Las Vegas, NV 89118
(Address of principal executive offices)

(888) 863-9490
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[ ] Yes [X] No

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

Yes [X] No

The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter is $6,719,750 May 30, 2014.

As of March 16, 2015, there were 5,358,500 shares of common stock $0.001 par value, outstanding.

PART I

Item 1. Business.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview and Description of Business

Avalanche International Corp., a Nevada corporation, is a holding company with one subsidiary, Smith and Ramsay Brands, LLC. We have acquired certain intellectual property, knowhow, product and capability from Smith and Ramsay, LLC, a Nevada company. Smith and Ramsay Brands, LLC (SRB) is a manufacturer and distributor of flavored liquids for electronic vaporizers and eCigarettes and accessories. SRB currently has a single brand of premium vape liquid, its signature brand Smith and Ramsay, which began a targeted rollout mid-Fall of 2014 following its pre-launch phase. The Smith and Ramsay line was manufactured, packaged and strategically distributed on a limited basis to generate revenue in test markets. Due to the feedback we received during our test marketing, from our observations of the changing consumer demand in the marketplace and our direct experience with our customers, the Company sought and received Board approval to establish Puff Systems. Puff Systems is a new business unit focused on the manufacturing and distribution of vape devices including pens and vape accessories. Puff Systems was launched as a department of Smith and Ramsay Brands so it could minimize costs while developing its business model and proving concept. The efforts and success of Puff Systems are being evaluated by the Company’s management to determine the unit’s future path. While the Company has chosen to focus primarily on its subsidiary’s business model, it reserves the right to explore other opportunities that either may leverage its current activities, expand organically into new revenue streams or enter new industries that will provide added value for its shareholders. This includes the pursuit of a merger or acquisition of existing businesses from other industries with proceeds from new capital raised.

“Vape” is the common term used to refer to the use of vaporizers by consumers which has grown out of the increasing popular use of electronic cigarettes as an alternative to traditional cigarette and other tobacco uses.  The use of electronic cigarettes and vaporizers has been accelerated by state and local legislation outlawing the smoking of tobacco products in public places. In 2012, Goldman Sachs declared electronic cigarettes one of the top 10 disruptive technologies to watch.

This highly competitive and innovative marketplace has made its mark and set a consumer standard by offering a wide and colorful array of varying flavors, nicotine levels and other attributes to produce a truly unique and customized experience. We believe that, as this market matures, there will be a natural rising demand for better quality products and wider range of varying flavors that is appetizing to an even more diverse consumer base. Through Smith and Ramsay Brands, we plan to provide a wide variety of high quality vapor liquids to anticipate and lead this demand in a commercial manner to assure product integrity and consistency.

It is the plan of SRB to move into the market place during 2015 and over the next twenty four (24) months following its launch of its Smith and Ramsay signature brand upon threshold funding being reached. Management’s goal is to expand aggressively with additional flavors in the signature brand, and expanding through additional new brands and the acquisition and distribution of signature and non-signature accessories. The signature line of premium vape liquid will focus on the Vape store and traditional smoke shop markets, while another brand product line and offerings will focus on the convenience store and gas station marketplace, and other lines will target ethnic-specific markets, etc. Additional products within these brand lines as well as external to these lines will focus on combination hardware/liquid market that includes disposable devices with preloaded liquid, and/or preloaded cartridges for use in specific types of devices.

The Marketplace and Competition

The Vape marketplace over the past eight years has grown to $2.5 billion, according to VapeNewsMagazine.com and to over $3.5 billion at the turn of 2015 according to Bonnie Herzog, managing director, Beverage, Tobacco & Convenience Store Research, for Wells Fargo Securities LLC in New York. Herzog was cited as stating, “We have increased conviction that consumption of e-Cigs could surpass consumption of conventional cigs within the next decade [by 2023],” according to an article published on VirginiaBusiness.com. In September of 2013, Forbes Magazine estimated that by 2015 the market for eCigarettes would hold a $3.0 Billion share. Forbes Magazine at the beginning of 2014 reported that market share is now closer to $3.5 Billion thus eclipsing its original projection. In fact, on a health issue perspective, we believe it is noteworthy that Forbes Magazine has issued several positive opinions supporting the Vaping industry and its potential ability to help those desiring to quit or reduce traditional smoking products.

A March 24, 2014 Wells Fargo Equity Research report bifurcated the market into eCigarettes and secondary and tertiary markets, referred to as Vapors/Tanks or eVapor. At that time, the report estimated the overall U.S. market was about $2.0 billion dollars with approximately a 65%/35% split between eCigarettes to eVapor. Over 2014, that split was narrowing closer with some recent 2014 year-end estimates at a 40/60 split, with eVapor likely to grow to surpass eCigarettes’ market share within the current decade.

A VapeNewsMagazine.com report supports this theory and suggests that the growth of the eVapor segment is increasing faster that the overall sales of the eCigarette market. It appears that the drivers behind this growth are: 1) natural progression from eCigarettes; 2) affordability, with eVapor costing 20% less than rechargeable eCigarettes, and 40% less than disposable eCigarettes; and 3) the ability to personalize devices, and receive better nicotine delivery and overall product performance.

The report states, “Our view that vapor/tank growth is accelerating and taking share from eCigarettes, making vapor/tank an increasing threat was substantiated by our survey as respondents expect vapors/tanks to grow at 2x the rate of the eVapor category in 2014 with attractive margins that rival combustible cigs. Therefore, if the robust growth of the vapor/tank category continues and is not hindered by FDA regulation, we expect big tobacco has no choice but to enter this category either organically or via acquisition.” This prediction was realized with every major tobacco brand having an entry already launched in the eCigarette sector by the close of 2014.

This was further validated by Pamela Gorman, Director of Government Relations at NJOY (a prominent player in the eCigarettespace) when she recently announced at the Vape World Expo in June 2014, that NJOY would be making a strategic shift and enter the eVapor space. By the close of 2014, NJOY’s products were conveniently distributed in Plexiglas displays located at thousands of stores across the United States.

Our observations include a perspective that the eVapor market is a fragmented space that can be segmented into the following categories: Home Brew, Cottage, Regionals, Tier 2, and Tier 1.

Home Brew

This segment consists of tiny entrepreneurs, usually with one or two stores, making their own vape liquids and selling them primarily in their shop and online. Typically, these entrepreneurs only carry their own liquids and maybe one or two Tier 2 brands.

Cottage

This segment includes small businesses, usually with one to four stores that make their own vape liquids and distribute their liquids in their stores and in their local city or community. Their brand of liquid is limited to about two dozen or so flavors and have roughly no more than 2,000 bottles sold per month.

Regionals

These companies typically have expanded beyond their city boundaries up to four states and have 25 to 250 stores carrying their brand. This category ranges in product quality and offerings. Most of these companies range from six months old to less than 30 months old while producing less than 15,000 units a month. There appears to be hundreds of these players in this category and it is growing every day. The major challenge for these businesses is to have the necessary resources, knowledge and experience or expertise available to expand their current customer reach. This category includes FuzionVapor.com, Hurricane Vapor, Nikki’s Vapor Bar, and Virgin Vapor to name a few.

Tier 2

The Tier 2 manufacturers have reached significant regional acceptance and/or national recognition within three of the four continental time zones in the United States. Typically, these groups are in more than 300 stores and have annual gross sales estimated at between five to fifteen million dollars. Companies included in this category are Five Pawns, Cosmic Fog, eLiquid Solutions, Space Jam Juice, ECBlend, Suicide Bunny and Vapor Corporation, which has been publicly traded on the OTC and upgraded to the NASDAQ (VPCO). Vapor Corporation is primarily a manufacturer of smokeless equipment and produces its own line of liquids.

Tier 1

Top players in this market have sales reaching $25+ million and are often but not always recognized nationally which includes NicQuid, and Johnsons Creek, two leaders in the eVapor space.

The Wells Fargo Report suggests that the large discrepancy between Nielsen data which captures only $750MM in annual eVapor sales and the $2.2 billion its survey suggests, is due to the fact that 60% of eVapor sales go untracked through channels of online and Vape Shop sales which are below the Tier 2 level.

Given the current wide-open nature of the market landscape with no clearly dominant market leaders despite the presence of the top five domestic tobacco manufacturers, we feel the barriers to entry and success for our organization to move in with quality products, marketing, distribution and strategic acquisition strategies are minimal compared to where they will be as the market matures over the next 18 months.

Plan of Operations

Our objective is to provide manufacturing options to support the organic growth begun during our test-marketing phase while continuing to support key wholesale and retail distributors and our strategic partners. These manufacturing options encompass the expanding variety of brands of flavoured eLiquids manufactured by Smith and Ramsay Brands and the innovative devices and accessories that the marketplace will find distinctive in design, quality and value that the Puff Systems brand will build its reputation on. The operations for each business line will need to continue to be progressively scalable and supply the needed amount of product in accordance with their sales and marketing plan as each unit has established.

Operational expansion and adjustment in personnel and capacity needs will be addressed through the increase of internal and/or, contract, sales, marketing, and manufacturing capabilities or through strategic acquisition of such capabilities. Decisions on the direction and strategy associated with business and product expansion goals will continue to be made while the business and market place continue to evolve during formative stages of the industry.

Marketing Strategies

Domestic

Domestically, our plan was to outsource sales and marketing to a best of breed sales and marketing firm, to drive initial development of national branding, packaging, social media and full web presence. This initial 180-day plan included the development of a competitive landscape report and full launch and ongoing marketing plan and budget. During this initial startup campaign, the Company was developing its overall national marketing strategy with the anticipation of its national launch of its premium signature brand, Smith and Ramsay. The firm test marketed Smith and Ramsay in select localities, employing a variety of different regional and select small-scale national campaigns using a combination of direct sales, call center and business-to-business sales efforts. Data was gathered and analyzed to coordinate with the marketing strategy to insure a successful launch and solid development of an initial installed base. The market research is now driving our decisions and a scheduled calendar of Smith and Ramsay Brands events nationwide that should drive the expansion of its signature brand along with a mixed addition of proprietary brands through R&D, partnerships, and/or acquisitions, along with additions of non-liquid offerings.

International

Internationally, Smith and Ramsay Brands continues its efforts internally to understand and map out the international eLiquid space in an effort to follow the same data driven decision making that has been utilized to develop and implemented its domestic marketing plan. Within months, an initial international strategy will be outlined with a timeline and budget for Board approval.

Research and Development

Research and development will continue be focused on expanding the number of brands offered by SRB and within each brand line expanding the lines themselves to include new flavors and different configurations.

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

Domain Names

www.AvalancheInternationalCorp.com

www.Smith AndRamsay.co

www.SmithAndRamsay.com

www.SmithAndRamsayBrands.co

www.SmithAndRamsayBrands.com

www.SmithAndRamsayBrands.info

www.SmithAndRamsayBrands.net

www.SmithAndRamsayBrands.org

www.SmithNRamsay.com

www.SmithAndRamsay.com

Employees

As of November 30, 2014, we employed two permanent management level personnel and work with outside labor and consultants to complete the tasks at hand. We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

The Company believes its relations with its employees are good.

Item 1A. Risk Factors

A smaller reporting company is not required to include this Item. For a disclosure of risks related to our business and operations, please see our Quarterly Report for the period ended May 31, 2014, filed July 21, 2014.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The Company's principal offices are located at 5940 S. Rainbow Blvd., Las Vegas, Nevada 89118.

Item 3. Legal Proceedings.

There are no claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year Ended November 30, 2014
Quarter Ended	High $	Low $
November 30, 2014	$3.2400	$1.9900
August 31,2014	$5.2750	$2.2500
May 30, 2014	$2.5000	$2.5000
February 28, 2014	n/a	n/a

Fiscal Year Ending November 30, 2013
Quarter Ended	High $	Low $
November 30, 2013	n/a	n/a
August 31,2013	n/a	n/a
May 30, 2013	n/a	n/a
February 28, 2013	n/a	n/a

On March 6, 2015, the last sales price per share of our common stock was $1.36.

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

Stockholders of Our Common Shares

The Company has approximately 40 stockholders of record of its common stock. As of March 5, 2015, we had 5,358,500 shares of our common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

The following sets forth certain information concerning securities, which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements. All proceeds are being used to fund operating activities.

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

On September 5, 2014, the company sold 2,000 shares of preferred stock to accredited investors for total cash proceeds of $10,000. The proceeds were used for general operating expenses.

On October 7, 2014, the company sold 16,000 shares of common stock to an accredited investor for total cash proceeds of $20,000. The proceeds were used for general operating expenses.

On October 16, 2014, the company sold 10,000 shares of common stock to an accredited investor for total cash proceeds of $12,500. The proceeds were used for general operating expenses.

On October 24, 2014, the company sold 8,000 shares of common stock to an accredited investor for total cash proceeds of $10,000. The proceeds were used for general operating expenses.

On October 31, 2014, the company sold 8,000 shares of common stock to an accredited investor for total cash proceeds of $10,000. The proceeds were used for general operating expenses.

On November 10, 2014, the company sold 10,000 shares of common stock to an accredited investor for total cash proceeds of $12,500. The proceeds were used for general operating expenses.

On December 15, 2014, the company sold 1,600 shares of common stock to an accredited investor for total cash proceeds of $2,000. The proceeds were used for general operating expenses.

On January 30, 2015, the company sold 15,380 shares of preferred stock to Finiks Capital, LLC for total cash proceeds of $76,900. The proceeds were used to pay for certain outstanding accounts payable.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the year ended November 30, 2014 compared to the year ended November 30, 2013.

Revenue

For the year, ended November 30, 2014, revenue was $46,131 compared to $0 for the year ended November 30, 2013. Revenue in the current period was from sales of our new vape liquid business including vape pens and accessories.

Operating Expenses

Advertising and marketing – while there were no costs incurred in the prior for advertising and marketing in the current year ended November 30, 2014; we incurred $137,473 of advertising and marketing costs in connections with the promotion of our new line of business and products.

Salary expense – For the year ended November 30, 2014, salary expense for our CFO and CEO totaled $50,200. There was no salary expense incurred in the prior year.

Professional fees – Professional fees for the year ended November 30, 2014 were $42,954 compared to $13,880 for the year ended November 30, 2013. The increase is due to increased legal and audit fees associated with compliance and filing obligations.

General and administrative – General and administrative expense for the year ended November 30, 2014 were $134,252 compared to $6,481 for the year ended November 30, 2013. The increase is due to the increased activity associated with starting the new line of business.

Net loss

The Company had a net loss of $364,879 for the year ended November 30, 2014 compared to a net loss of $20,351 for the year ended November 30, 2013. The increase in net loss was due to a net increase in operating expenses as described above.

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

As of May 31, 2014, we had an accumulated deficit of $405,906 and a working capital deficit of $227,079. For the year ended November 30, 2014, net cash used in operating activities was $249,230 and we received $251,477 from financing activities.

On November 26, 2014, the Company executed a promissory note with Argent Offset, LLC for $12,500. The note includes a $500 loan fee, accrues interest at 10%, compounded monthly, and is due December 5, 2014. A late payment fee of $500 per day will be incurred from December 6, 2014 through December 7, 2014 and then increases to $1,000 per day. As of November 30, 2014, this note has accrued interest of $14 and is currently past due. On February 1, 2015, we entered into a Temporary Forbearance Agreement with Argent. Under the Forbearance Agreement, we agreed to pay a forbearance fee of $7,500. The full $20,000 now owing will bear interest at an annual rate of 10% until due on August 1, 2015. Further, we have agreed to pay 12.5% of any new funds invested in the company until the amount due is paid in full.

On November 3, 2014, the Company executed a convertible promissory note for $63,250 with LG Capital Funding, LLC. The note bears interest at 8% per annum and is due on or before November 3, 2015. The note includes a 15% original issue discount and is convertible at a 40% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of November 30, 2014 is $374.

Off Balance Sheet Arrangements

As of November 30, 2014, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

AVALANCHE INTERNATIONAL CORP. AND SUBSIDIARY INDEX
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of November 30, 2014 and 2013
F-3	Consolidated Statements of Operations for the Years ended November 30, 2014 and 2013
F-4	Consolidated Statements of Cash Flows for the Years ended November 30, 2014 and 2013
F-5	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended November 30, 2014 and 2013
F-6	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

HARRIS & GILLESPIE CPAS, PLLC

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Avalanche International Corporation

We have audited the accompanying balance sheet of Avalanche International Corporation (A Development Stage Company) as of November 30, 2014 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avalanche International Corporation (A Development Stage Company) for the period ended November 30, 2014 and the results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HARRIS & GILLESPIE CPAS, PLLC

Seattle, Washington

March 17, 2015

Avalanche International, Corp. and Subsidiary

Consolidated Balance Sheets

	As of November 30,
	2014	2013
ASSETS
Current Assets:
Cash	$2,247	$—
Prepaids	9,040	—
Inventory	25,900	—
Total current assets	37,187	—
Other assets	526	—
Product license	29,250	—
Total assets	$66,963	$—
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$165,489	$3,520
Accrued interest	388	—
Accrued compensation	9,912	—
Due to related parties	6,927	14,107
Convertible note payable	63,250	—
Loans payable	18,300	—
Total current liabilities	264,266	17,627
Total liabilities	264,266	17,627
Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized; 5,144,400 and 5,070,000 shares issued and outstanding, respectively	5,144	5,070
Class A Preferred stock, $0.001 par value; 50,000 shares authorized, 14,000 and 0 shares issued and outstanding, respectively	14	—
Preferred stock, $0.001 par value; 9,950,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	203,445	18,330
Accumulated deficit	(405,906)	(41,027)
Total stockholders’ equity (deficit)	(197,303)	(17,627)
Total liabilities and stockholders’ equity	$66,963	$—

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended November 30,
	2014	2013
Revenue	$46,131	$—
Cost of revenue	45,146	—
Gross margin	985	—
Operating Expenses:
Advertising and marketing	137,473	—
Salary expense	50,200	—
Professional fees	42,954	13,880
General and administrative	134,252	6,481
Total operating expense	364,879	20,351
Net loss from operations	(363,894)	(20,351)
Other income and (expense):
Interest expense	(985)	—
Total other expense	(985)	—
Loss before income tax	(364,879)	(20,351)
Provision for income taxes	—	—
Net Loss	$(364,879)	$(20,351)
Loss per common share Basic and diluted	$(0.07)	$(0.01)
Weighted average common shares Basic and diluted	5,076,965	5,070,000

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended November 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(364,879)	$(20,351)
Changes in operating assets and liabilities:
(Increase) / decrease in prepaid expenses	(9,040)	3,333
(Increase) in inventory	(25,900)	—
(Increase) in other assets	(29,776)	—
Increase in accounts payable and accrued expense	170,065	2,911
Increase in accrued interest	388	—
Increase in accrued compensation	9,912	—
Net cash used in operating activities	(249,230)	(14,107)
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Proceeds from related party note	—	14,107
Proceeds from loans	28,300	—
Payments of note payable	(10,000)	—
Proceeds from convertible note	63,250	—
Advances from related parties	6,927	—
Proceeds from issuance of common stock	93,000	—
Proceeds from issuance of preferred stock	70,000	—
Net cash provided by financing activities	251,477	14,107
Increase in cash	2,247	—
Cash, beginning of year	—	—
Cash, end of year	$2,247	$—
Supplemental Disclosures:
Cash paid for interest	$65	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

 Avalanche International, Corp. and Subsidiary
Consolidated Statements of Stockholders’ equity

	Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance, November 30 ,2012	—	$—	5,070,000	$5,070	$18,330	$(20,676)	$2,724
Net loss for year ending November 30, 2013	—	—	—	—	—	(20,351)	(20,351)
Balance, December 31, 2013	—	—	5,070,000	5,070	18,330	(41,027)	(17,627)
Common stock issued for cash	—	—	74,400	74	92,926	—	93,000
Preferred stock issued for cash	14,000	14	—	—	69,986	—	70,000
Assumption of liabilities	—	—	—	—	22,203	—	22,203
Net loss for the year ended November 30, 2014	—	—	—	—	—	(364,879)	(364,879)
Balance, November 30, 2014	14,000	$14	5,144,400	$5,144	$203,445	$(405,906)	$(197,303)

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp. and Subsidiary

Notes to the Consolidated Financial Statements

November 30, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and business operations

Avalanche International, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The company had plans to distribute crystallized glass tile in the North American markets to wholesale customers. On May 14, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our sole officer and director, John Pulos. Pursuant to the Agreement, the Company transferred all assets to Mr. Pulos. In exchange for this assignment of assets, Mr. Pulos agreed to assume and cancel all liabilities due to him. In conjunction with the change in management, it was decided to abandon this line of business and become a holding company with operations at the subsidiary levels only. The Company formed its first wholly owned subsidiary, Smith and Ramsay Brands, LLC (SRB), on May 19, 2014. The Company acquired certain intellectual property, knowhow, product, name license and other capabilities from Smith and Ramsay, LLC, a Nevada company. Smith and Ramsay Brands, LLC (SRB) is a manufacturer and distributor of flavored liquids for electronic vaporizers and eCigarettes and distributor of vape accessories. SRB manufactures its premium signature brand of eLiquid, Smith and Ramsay, a line that features all natural flavors produced in the United States. SRB rolled out its flagship product to targeted areas this past fall of 2014, following its pre-launch phase. The Smith and Ramsay line was manufactured, packaged and strategically distributed on a limited basis to generate revenue in test markets. The Company’s goal is to maintain a high standard of quality and to insure the production and warehouse environments, processes and procedures continue to meet or exceed guidelines of the FDA, and are in line with ISO and cGMP standards.

Due to the feedback we received during our test marketing, from our observations of the changing consumer demand in the marketplace and our experience with our customers, the Company sought and received Board approval to establish Puff Systems. Puff Systems is a new business unit focused on the manufacturing and distribution of vape devices including pens and vape accessories and has been made a division of Smith and Ramsay Brands so it can develop its business model while minimizing costs. The efforts and success of Puff Systems are being evaluated by the Company’s management to determine the unit’s future path. While the Company has chosen to focus primarily on its subsidiary’s business model, it reserves the right to explore other opportunities that may leverage its current activities or expand organically into new revenue streams that will provide added value for its shareholders. This includes the pursuit of a merger or acquisition of existing businesses from new capital raised.

“Vape” is the common term used to refer to the use of vaporizers by consumers which has grown out of the increasing popular use of electronic cigarettes as an alternative to traditional cigarette and other tobacco uses. The use of electronic cigarettes and vaporizers has been accelerated by state and local legislation outlawing the smoking of tobacco products in public places. In 2012, Goldman Sachs declared electronic cigarettes one of the top 10 disruptive technologies to watch.

It is the plan of SRB to move into the market place during 2015 and over the next twenty four (24) months following its launch of its Smith and Ramsay signature brand upon threshold funding being reached. Management’s goal is to expand aggressively with additional flavors in the signature brand, as well as through additional new and/or acquired brands and the acquisition and distribution of signature and non-signature accessories. The signature line of premium vape liquid will focus on the Vape store and traditional smoke shop markets, while another brand product line and offerings will focus on the convenience store and gas station marketplace, and other lines will target ethnic-specific markets, etc. Additional products within these brand lines as well as external to these lines will focus on combination hardware/liquid market that includes disposable devices with preloaded liquid, and/or preloaded cartridges for use in specific types of devices.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has adopted a November 30 year-end.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial  statements  which present  fairly  the  financial  condition,  results  of  operations  and  cash  flows  of  the Company for the respective periods being presented.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Avalanche International, Corp. and its wholly owned subsidiary Smith and Ramsay Brands, LLC. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of November 30, 2014 and 2013.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method; market value is based upon estimated replacement costs. As of November 30, 2014 inventory consists of $5,384 of the Company’s 15ml vape liquid bottles and $23,580 of product and accessories.

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments including cash and cash equivalents, receivables, prepaids, inventory, accounts payable, accrued liabilities, and notes payable, the carrying amount approximates fair value due to the short-term maturities of these instruments. The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

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

As of November 30, 2014, the company had no assets or liabilities that would be considered level 1, 2 or 3.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

During the year ended November 30, 2014, the Company sold $27,000 in products to Vape Nation, generating 58.5% of its revenue.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share of common stock in accordance with FASB ASC 260, Earnings per Share (“FASB ASC 260”). Under the provisions of FASB ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes. Potentially dilutive shares were excluded from the computation as of November 30, 2014 and 2013 since they would have been anti-dilutive.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyse the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis that assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $405,906 as of November 30, 2014 and a net loss of $364,879 for the year ended November 30, 2014, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock.

NOTE 4 – PRODUCT LICENSE

Effective May 23, 2014, the Company licenses certain intellectual property, knowhow, product and capability from Smith and Ramsay, LLC, a Nevada company. Currently the Company is paying a minimum per bottle licensing fee of $4,500 per month for the perpetual licensing rights, recipes, industry advice, brand and company names, etc., against a royalty stream for twelve months with a 4% royalty fee of gross revenue thereafter in perpetuity. This license also provides in perpetuity the first right of refusal of any new products or flavors developed by Smith and Ramsay, LLC.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of November 30, 2013, the Company owed the former Director $14,107. The loan was non-interest bearing, due upon demand and unsecured. Per the terms of the May 14, 2014 Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations this loaned was credited to additional paid in capital.

As of November 30, 2014, the Company owed its CEO $6,820 for expense reimbursement. The amount due for expense reimbursement is non-interest bearing, due upon demand and unsecured.

As of November 30, 2014, the Company owed a member of the Board of Directors $107 for expense reimbursement. The amount due for expense reimbursement is non-interest bearing, due upon demand and unsecured.

During the year ended November 30, 2014, the Company sold $27,000 in products to Vape Nation, generating 58.5% of its revenue. Vape Nation, is 50% owned by MCKEA Holdings, LLC. MCKEA Holdings, LLC is the majority member of Philou Ventures, LLC, which is our controlling shareholder. Kristine L. Ault is the Manager of MCKEA Holdings, LLC and the wife to the Chairman of Avalanche International, Corp.

Cross Click Media, Inc. performed sales, marketing, and advertising services for our initial product launch.

As of November 30, 2014, we have paid approximately $157,000 for these services. MCKEA Holdings, LLC is the controlling shareholder of Cross Click Media, Inc. MCKEA Holdings, LLC is also the majority member of Philou Ventures, LLC, which is our controlling shareholder.

NOTE 6 – LOANS PAYABLE

On September 12, 2014, the Company executed a promissory note with Lord Abstract, LLC for $10,000. The Note has a onetime loan fee of $1,000 and was due October 12, 2014. The note was paid in full on November 5, 2014.

On November 26, 2014, the Company executed a promissory note with Argent Offset, LLC for $12,500. The note includes a $500 loan fee, accrues interest at 10%, compounded monthly, and is due December 5, 2014. A late payment fee of $500 per day will be incurred from December 6, 2014 through December 7, 2014 and then increases to $1,000 per day. As of November 30, 2014, this note has accrued interest of $14 and is currently past due. On February 1, 2015, we entered into a Temporary Forbearance Agreement with Argent. Under the forbearance agreement, we agreed to pay a forbearance fee of $7,500. The full $20,000 now owing will bear interest at an annual rate of 10% until due on August 1, 2015. Further, we have agreed to pay 12.5% of any new funds invested in the company until the amount due is paid in full.

As of November 30, 2014, the Company owed $4,200 to CrossClick Media, Inc. for a short-term advance to the Company and $1,100 to MCKEA Holdings, LLC. All advances are non-interest bearing, due upon demand and unsecured.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On November 3, 2014, the Company executed a convertible promissory note for $63,250 with LG Capital Funding, LLC. The note bears interest at 8% per annum and is due on or before November 3, 2015. The note includes a 15% original issue discount and is convertible at a 40% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of November 30, 2014 is $374.

NOTE 8 - COMMON STOCK

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 per share.

On August 22, 2014, the Company approved a two for one stock split. All shares have been retroactively adjusted to reflect the split.

During the year ended November 30, 2014, the Company issued 74,400 shares of common stock at a price of $1.25 per share for total cash proceeds of $93,000.

NOTE 9 - PREFERRED STOCK

The Company is authorized to issue 10,000,000 preferred shares with a par value of $0.001 per share.

On July 31, 2014, the Board of Directors designated a series of preferred stock titled Class A Convertible Preferred Stock consisting of 50,000 shares. Each share of Class A Convertible Preferred Stock (“preferred stock”) has a stated value of $5.00 per share. The holders of preferred stock have no voting rights. The holders are entitled to receive cumulative dividends at a rate of 10% of the stated value per annum, payable twice a year, subject to the availability of funds and approval by the Board of Directors. In the discretion of the Board of Directors, dividends may be paid with common stock. In the event of liquidation or dissolution of the Company each holder of preferred stock shall be entitled to be paid in cash $5 per share,

At any time after August 31, 2015, a holder of preferred stock may, at their option, convert all or a portion of their outstanding shares into common stock on a one for one basis. On February 1, 2016, all issued and outstanding preferred stock shall be automatically converted into shares of common stock.

During the year ended November 30, 2014, the Company issued 14,000 shares of preferred stock at a price of $5.00 per share for total cash proceeds of $70,000.

NOTE 10 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for Federal income tax consists of the following for the years ended November 30, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$124,059	$6,919
Less: valuation allowance	(124,059)	(6,919)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of November 30, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$138,008	$13,949
Valuation allowance	(138,008)	(13,949)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $406,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards might be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of November 30 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 11 – CONSOLIDATION

The consolidated financial statements include the accounts of Avalanche International, Corp. and its wholly owned subsidiary Smith and Ramsay Brands, LLC. A separate presentation of each Company as of November 30, 2014 and for the year ended November 30, 2014 is as follows.

	Avalanche International, Corp.	Smith and Ramsay Brands, LLC	Elimination	Consolidated
Current Assets:
Cash	$206	$2,041	$—	$2,247
Prepaids	7,640	1,400	—	9,040
Inventory	—	25,900	—	25,900
Intercompany	174,021	—	174,021	—
Total current assets	181,867	29,341	174,021	37,187
Other assets	—	526	—	526
Product license	—	29,250	—	29,250
Total assets	$181,867	$59,117	$174,021	$66,963
Current Liabilities
Accounts payable and accrued expenses	$76,426	$89,063	$—	$165,489
Accrued interest	374	14	—	388
Accrued compensation	2,680	7,232	—	9,912
Due to related parties	—	6,927	—	6,927
Convertible note payable	63,250	—	—	63,250
Loans payable	—	18,300	—	18,300
Intercompany	—	174,021	174,021	—
Total current liabilities	142,730	295,557	174,021	264,266
Total liabilities	142,730	295,557	174,021	264,266
Stockholders' Equity (Deficit)
Preferred stock	14	—	—	14
Common stock	5,144	—	—	5,144
Additional paid-in capital	203,445	—	—	203,445
Accumulated deficit	(169,466)	(236,440)	—	(405,906)
Total stockholders’ equity (deficit)	39,137	(236,440)	—	(197,303)
Total liabilities and stockholders’ equity	$181,867	$59,117	$174,021	$66,963

	Avalanche International, Corp	Smith and Ramsay Brands, LLC	Consolidated
Revenue	$—	$46,131	$46,131
Cost of revenue	—	45,146	45,146
Gross margin	—	985	985
Operating Expenses:
Advertising and marketing	—	137,473	137,473
Professional fees	42,954	—	42,954
Officer compensation	14,200	36,000	50,200
General and administrative	70,300	63,952	134,252
Total operating expense	127,454	237,425	364,879
Net loss from operations	$(127,454)	$(237,425)	$(364,879)

NOTE 12 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2014 through March 16, 2015 and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

On January 30, 2015, the Company sold 15,380 shares of Series A preferred stock to Finiks Capital, LLC for total cash proceeds of $76,900.

Subsequent to November 30, 2014 the Company sold 1,600 shares of common stock for total cash proceeds of $2,000.

Subsequent to November 30, 2014 the Company issued 212,500 shares of common stock for services. The shares were valued at the closing stock price on the day of grant for total non-cash expense of $340,250

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

Item 9A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of November 30, 2014, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses. We have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations, which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended November 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions
Milton C. Ault III	44	Chairman of the Board and Director
Joshua Smith	34	Director
Jeanette Maines	36	Director
Philip Mansour	47	President, CEO and Director
Rachel Boulds	44	CFO

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company are provided below:

Philip E. Mansour is our President, Secretary, Treasurer, Chief Executive Officer, and Director. Since 2007, Mr. Mansour has worked as a consultant focusing on business development, enterprise technology, strategic planning, organizational change management, emerging technology development, organizational efficiency, and executive coaching with a strong focus on emerging technologies. Mr. Mansour’s clients come from a wide variety of industries, including pharmaceuticals, health care, medical devices, energy, and media development. He has substantial experience leading start-up operations and multi-billion dollar organizations, as well as working with and introducing process controls both regulated (FDA, ISO, etc.) and as well as those which are not mandated. From January of 2004 to September of 2006, Mr. Mansour served as Vice President for Strategic Initiatives and CTO at Compass Learning. From 1994 to 2002, he was Vice President of Product Development at Pearson Education. From 1992 to 1994, Mr. Mansour was Director of Research and Technology at Jostens Learning Corporation. From 1984 - 1994 he served in a variety of key technology roles within Jostens Learning Corporation and one of its acquisitions, Hartley Courseware.  Mr. Mansour holds an MBA Certificate from Tulane University.

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

Milton C. Ault, III a seasoned business professional and entrepreneur that has spent more than twenty years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Mr. Ault’s most recent efforts have been as a consultant to several publicly traded and privately-held companies, where he has provided each of them the benefit of his diversified experience, ranging from development stage to seasoned businesses. He was the President, Chief Executive Officer, Director and Chairman of the Board of Zealous, Inc. from August 2007 until June 4, 2010 and again from February 2011 through May 1, 2011, after the company changed its business model to an oil and gas exploration and development firm. Mr. Ault was a registered representative at Strome Securities, LP, from July 1998 until December 2005, where he was involved in portfolio management and worked on several activism campaigns including Taco Cabana, Jack In The Box (formerly Foodmaker), and 21st Century Holdings Co. Mr. Ault was elected to the Board of Directors of Franklin Capital (AMEX:FKL) in July 2004 and led the company to liquidate its assets and purchase Surgicount Medical, Inc. which was completed in February 2005. Mr. Ault became its Chairman and Chief Executive Officer in October 2004 serving until January 2006, and again from July 2006 to January 2007. In April 2005, Franklin changed its name to Patient Safety Technologies, Inc. (OTCBB:PSTX, OTCQB:PSTX) (“PST”). PST’s wholly-owned operating subsidiary, SurgiCount Medical, Inc., is the company that developed the Safety-Sponge® System; a bar coding technology for inventory control that aims to detect and prevent the incidence of foreign objects left in the body after surgery. Mr. Ault led PST through several FDA related issues ultimately resulting in a signed distribution deal with Cardinal Health in November 2006. Stryker Corporation (NYSE:SYK) acquired PST in March 2014 in a deal valued at approximately one hundred twenty million dollars ($120,000,000).

Joshua Smith has been with JS Technologies, Inc. since March 15, 2006 and currently serves as its Director of Marketing and IT. JS Technologies, Inc. is the manufacturer of the Suhr brand of musical instruments and equipment. A pioneer that is known for quality, performance and unique design and construction, Suhr is known for its guitars, basses, amplifiers and instrument pedals and pickups. Since joining that company, Mr. Smith has lead Suhr’s enterprise-wide effort to network almost every facet of the business and place it online, design and customize an ERP system that is a “cradle to grave” solution, and to deliver a competitive technical edge that consumers may directly experience. Mr. Smith is a graduate of National University with a Bachelor of Arts in Multimedia Studies.

Jeanette Maines is a professional administrator who served as the Assistant Provost for the Horner Center at the Fuller Theological Seminary, a worldwide evangelical institution with the mission of educating students with excellence, from June 2005 until March 2010. In that position, Ms. Maines was responsible for the operational success of 6 regional campuses and the administration of multiple programs, including Online Learning, Continuing Education and Doctor of Ministry Program. She was also charged with strategic planning, staff development, and fundraising, and was responsible for an overall annual budget of $8 million. Ms. Maines completed her postgraduate work in August 2008 earning a Masters degree in Business Administration with an emphasis in Organizational Development from Pepperdine University in California.

Family Relationships

Our directors Joshua Smith and Jeanette Maines are brother and sister. There are no other family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1. As of November 30, 2014, the Company owed its CEO $6,820 for expense reimbursement. The amount due for expense reimbursement is non-interest bearing, due upon demand and unsecured.

2. As of November 30, 2014, the Company owed a member of the Board of Directors $107 for expense reimbursement. The amount due for expense reimbursement is non-interest bearing, due upon demand and unsecured.

3. One of our major customers, Vape Nation, is 50% owned by MCKEA Holdings, LLC. MCKEA Holdings, LLC is the majority member of Philou Ventures, LLC, which is our controlling shareholder. To date, we have sold approximately $37,236 in products to Vape Nation.

4. Cross Click Media, Inc. performed sales, marketing, and advertising services for our initial product launch. To date we have paid approximately $190,500 for these services. MCKEA Holdings, LLC is the controlling shareholder of Cross Click Media, Inc. MCKEA Holdings, LLC is also the majority member of Philou Ventures, LLC, which is our controlling shareholder.

Committees of the Board

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Until further determination by the board, the full board of directors will undertake the duties of the Audit Committee, Compensation Committee, and Nominating Committee.

Audit Committee

We do not have a separately designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

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

Item 11. Executive Compensation.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Phillip Mansour, President, CEO, and Director	2014 2013	34,102 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	34,102 n/a
Rachel Boulds, CFO	2014 2013	11,550 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	11,550 n/a
John Pulos, former officer	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Currently, our executive officers receive cash compensation as set forth in the Summary Compensation Table. We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

Outstanding Equity Awards at Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Phillip Mansour, President, CEO, and Director	0	0	0	0	0	0	0	0	0
Rachel Boulds, CFO	0	0	0	0	0	0	0	0	0
John Pulos, former officer	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Milton C. Ault, III	0	0	0	0	0	0	0
Jeanette Maines	0	0	0	0	0	0	0
Joshua Smith	0	0	0	0	0	0	0
John Pulos, former director	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

We do not currently provide any set compensation to directors for their service as directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 5, 2015, the current beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group, based on a total of 5,358,500 shares of common stock issued and outstanding:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership(2)	Percent of class
Common	Philip E. Mansour 5940 S. Rainbow Blvd. Las Vegas, NV 89118	0	0.00%
Common	Rachel Boulds 5940 S. Rainbow Blvd. Las Vegas, NV 89118	0	0.00%
Common	Milton C. Ault, III 5940 S. Rainbow Blvd. Las Vegas, NV 89118	0	0.00%
Common	Joshua Smith 5940 S. Rainbow Blvd. Las Vegas, NV 89118	20,000	0.37%
Common	Jeanette Maines 5940 S. Rainbow Blvd. Las Vegas, NV 89118	20,000	0.27%
	All Officers and Directors as a Group	40,000	0.00%
Common	Other 5% owners
	Philou Ventrues, LLC(1) 109 East 17th Street, Suite 25 Cheyenne, WY 82001	2,670,000	49.83%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1. As of November 30, 2014, the Company owed its CEO $6,820 for expense reimbursement. The amount due for expense reimbursement is non-interest bearing, due upon demand and unsecured.

2. As of November 30, 2014, the Company owed a member of the Board of Directors $107 for expense reimbursement. The amount due for expense reimbursement is non-interest bearing, due upon demand and unsecured.

3. One of our major customers, Vape Nation, is 50% owned by MCKEA Holdings, LLC. MCKEA Holdings, LLC is the majority member of Philou Ventures, LLC, which is our controlling shareholder. To date, we have sold approximately $37,236 in products to Vape Nation.

4. Cross Click Media, Inc. performed sales, marketing, and advertising services for our initial product launch. To date we have paid approximately $190,500 for these services. MCKEA Holdings, LLC is the controlling shareholder of Cross Click Media, Inc. MCKEA Holdings, LLC is also the majority member of Philou Ventures, LLC, which is our controlling shareholder.

Item 14. Principal Accounting Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2014	2013
Audit fees	$13,270	$3,500
Audit related fees	$—	$—
Tax fees	$—	$—
All other fees	$8,500	$5,250
Total	$21,270	$8,750

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Industrial Real Estate Lease(2)
10.2	Temporary Forbearance Agreement with Argent Offset, LLC
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended November 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed on January 17, 2012.

(2) Incorporated by reference to Quarterly Report on Form 10-Q filed July 21, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avalanche International, Corp.

Date:	March 17, 2015

By:	/s/ Phillip Mansour Phillip Mansour
Title:	Chief Executive Officer and Director

Date:	March 17, 2015

By:	/s/ Rachel Boulds Rachel Boulds
Title:	Chief Financial Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	March 17, 2015

By:	/a/ Phillip Mansour Phillip Mansour
Title:	Chief Executive Officer and Director

Date:	March 17, 2015

By:	/s/ Milton C. Ault III Milton C. Ault, III
Title:	Chairman of the Board and Director

Date:	March 17, 2015

By:	/s/ Joshua Smith Joshua Smith
Title:	Director

Date:	March 17, 2015

By:	/s/ Jeanette Maines Jeannette Maines
Title:	Director

