Form 10-K/A
period 2014-11-30
AVALANCHE INTERNATIONAL, CORP.
filed 2015-03-18
CIK 1537169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K /A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Avalanche International Corporation (the “Company”) for the year ended November 30, 2014 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on March 17, 2015. The Amendment is being filed to include the correct disclosure for the section Involvement in Certain Legal Proceedings.

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

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated:

1.               Mr. Ault held series 7, 24, and 63 licenses and managed four domestic hedge funds and one bond fund from 1998 through 2008. On April 26, 2012, as a result from an investigation by FINRA involving activities during 2008, Mr. Ault agreed to a settlement with FINRA in which he did not admit to any liability or violation of any laws or regulatory rules and that included restitution and a suspension from association with a FINRA member firm for a period of 2 years. The suspension expired on April 26, 2014.

2.               Mr. Ault was CEO, President and Chairman of Zealous Holdings, Inc. that filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on February 20, 2009, in the U.S. Bankruptcy Court, Central District of California.  This Chapter 11 filing was subsequently converted to a Chapter 7 filing by order of the Bankruptcy Court. In August of 2011, Zealous Holdings, Inc. was found to be lacking assets with no discharge and no payments to creditors pursuant to Bankruptcy Code 11 USC 727 and the business was permanently closed.

3.                 Mr. Ault filed for bankruptcy protection under Chapter 13 of Title 11 of the United States Code (the “Bankruptcy Code”) on December 8, 2009, in the U.S. Bankruptcy Court, Central District of California.  This Chapter 13 filing was subsequently converted to a Chapter 7 filing by order of the Bankruptcy Court and months later, the petition being withdrawn and dismissed without prejudice.

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

