Form 10-K/A
period 2014-11-30
AVALANCHE INTERNATIONAL, CORP.
filed 2015-03-18
CIK 1537169

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Avalanche International Corporation (the “Company”) for the year ended November 30, 2014 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on March 17, 2015. The Amendment is being filed to include the corrected Report of the Independent Registered Public Accounting Firm.

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

3901 STONE WAY N., SUITE 202

SEATTLE, WA 98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Avalanche International Corporation

We have audited the accompanying balance sheets of Avalanche International Corporation and Subsidiary as of November 30, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avalanche International Corporation and Subsidiary for the period ended November 30, 2014 and 2013 and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

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

March 5, 2015

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

Avalanche International, Corp.

Date:	March 18, 2015

By:	/s/ Phillip Mansour Phillip Mansour
Title:	Chief Executive Officer and Director

Date:	March 18, 2015

By:	/s/ Rachel Boulds Rachel Boulds
Title:	Chief Financial Officer

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:	March 18, 2015

By:	/a/ Phillip Mansour Phillip Mansour
Title:	Chief Executive Officer and Director

Date:	March 18, 2015

By:	/s/ Milton C. Ault III Milton C. Ault, III
Title:	Chairman of the Board and Director

Date:	March 18, 2015

By:	/s/ Joshua Smith Joshua Smith
Title:	Director

Date:	March 18, 2015

By:	/s/ Jeanette Maines Jeannette Maines
Title:	Director

