Form 10-Q
period 2015-02-28
AVALANCHE INTERNATIONAL, CORP.
filed 2015-04-20
CIK 1537169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,508,500 common shares as of April 15, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-4	Consolidated Balance Sheets as of February 28, 2015 (unaudited) and November 30, 2014
F-5	Consolidated Statements of Operations for the Three Months ended February 28, 2015 and 2014 (unaudited)
F-6	Consolidated Statements of Cash Flows for the Three Months ended February 28, 2015 and 2014 (unaudited)
F-7	Notes to Consolidated Financial Statements (unaudited)

3

Avalanche International, Corp. and Subsidiary

Consolidated Balance Sheets

	February 28, 2015	November 30, 2014
	(unaudited)
ASSETS
Current Assets:
Cash	$1,271	$2,247
Accounts receivable	46	—
Prepaids	6,575	9,040
Prepaid stock for services	283,542	—
Inventory	20,758	25,900
Total current assets	312,192	37,187
Other assets	705	526
Product license	42,750	29,250
Total assets	$355,647	$66,963
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$70,883	$76,917
Accounts payable, related party	90,175	88,572
Accrued interest	2,553	388
Accrued compensation	32,073	9,912
Due to related parties	32,935	6,927
Convertible note payable	63,250	63,250
Loans payable	20,000	18,300
Total current liabilities	311,869	264,266
Total liabilities	311,869	264,266
Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized; 5,358,500 and 5,144,400 shares issued and outstanding, respectively	5,359	5,144
Class A Preferred stock, $0.001 par value; 50,000 shares authorized, 29,380 and 14,000 shares issued and outstanding, respectively	29	14
Preferred stock, $0.001 par value; 9,950,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	622,365	203,445
Accumulated deficit	(583,975)	(405,906)
Total stockholders’ equity (deficit)	43,778	(197,303)
Total liabilities and stockholders’ equity	$355,647	$66,963

The accompanying notes are an integral part of these consolidated financial statements.

  Avalanche International, Corp. and Subsidiary
Consolidated Statements of Operation

(unaudited)

	For the Three Months Ended February 28,
	2015	2014
Revenue	$14,995	$—
Cost of revenue	8,534	—
Gross margin	6,461	—
Operating Expenses:
Advertising and marketing	8,364	—
Salary expense	22,920	—
Professional fees	5,450	3,818
General and administrative	143,596	758
Total operating expense	180,330	4,576
Net loss from operations	(173,869)	(4,576)
Other expense:
Interest expense	(4,200)	—
Total other expense	(4,200)	—
Loss before income tax	(178,069)	(4,576)
Provision for income taxes	—	—
Net Loss	$(178,069)	$(4,576)
Loss per common share Basic and diluted	$(0.03)	$(0.00)
Weighted average common shares Basic and diluted	5,218,650	5,070,000

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp. and Subsidiary
Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended February 28,
	2015	2014
Cash flows from operating activities:
Net loss for the period	$(178,069)	$(4,576)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock for services	56,708	—
Financing fees	7,000	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(46)	—
Decrease in prepaid expenses	2,465	—
Decrease in inventory	5,142	—
(Increase) in other assets	(13,679)	—
Increase / (decrease) in accounts payable and accrued expense	(4,431)	1,826
Increase in accrued interest	2,165	—
Increase in accrued compensation	22,161	—
Net cash used in operating activities	(100,584)	(2,750)
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Payments of note payable	(5,300)	—
Advances from related parties	26,008	2,750
Proceeds from issuance of common stock	2,000	—
Proceeds from issuance of preferred stock	76,900	—
Net cash provided by financing activities	99,608	2,750
Decrease in cash	(976)	—
Cash, beginning of period	2,247	—
Cash, end of period	$1,271	$—
Supplemental Disclosures:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp. and subsidiary

Notes to the Consolidated Financial Statements

February 28, 2015

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and business operations

Avalanche International, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The company had plans to distribute crystallized glass tile in the North American markets to wholesale customers. On May 14, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our sole officer and director, John Pulos. Pursuant to the Agreement, the Company transferred all assets to Mr. Pulos. In exchange for this assignment of assets, Mr. Pulos agreed to assume and cancel all liabilities due to him. In conjunction with the change in management, it was decided to abandon this line of business and become a holding company with operations at the subsidiary levels only. The Company formed its first wholly owned subsidiary, Smith and Ramsay Brands, LLC (“SRB”), on May 19, 2014. The Company acquired certain intellectual property, know how, product, name license and other capabilities from Smith and Ramsay, LLC, a Nevada company. Smith and Ramsay Brands, LLC is a manufacturer and distributor of flavored liquids for electronic vaporizers and eCigarettes and distributor of vape accessories. SRB manufactures its premium signature brand of eLiquid, Smith and Ramsay, a line that features all natural flavors produced in the United States. SRB rolled out its flagship product to targeted areas in the fall of 2014, following its pre-launch phase. The Smith and Ramsay line was manufactured, packaged and strategically distributed on a limited basis to generate revenue in test markets. The Company’s goal is to maintain a high standard of quality and to insure the production and warehouse environments, processes and procedures continue to meet or exceed guidelines of the FDA, and are in line with ISO and cGMP standards.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments necessary in order for the financial statements to not be misleading have been reflected herein. Operating results for the interim period ended February 28, 2015 are not necessarily indicative of the results that can be expected for the full year. The Company has adopted a November 30 year end.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of February 28, 2015 and November 30, 2014.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method; market value is based upon estimated replacement costs. As of February 28, 2015 inventory consists of $20,758 of product and accessories.

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

As of February 28, 2015, the company had no assets or liabilities that would be considered level 1, 2 or 3.

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

During the three months ended February 28, 2015, the Company sold $10,236 in products to Vape Nation, generating 67.7% of its revenue.

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

Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with FASB ASC 260, Earnings per Share (“FASB ASC 260”). Under the provisions of FASB ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes. Potentially dilutive shares were excluded from the computation as of February 28, 2015 and 2014 since they would have been anti-dilutive.

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

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $583,975 as of February 28, 2015 and a net loss of $178,069 for the three months ended February 28, 2015, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock.

NOTE 4 – PRODUCT LICENSE

Effective May 23, 2014, the Company licenses certain intellectual property, know how, product and capability from Smith and Ramsay, LLC, a Nevada company. Currently the Company is paying a minimum per bottle licensing fee of $4,500 per month for the perpetual licensing rights, recipes, industry advice, brand and company names, etc., against a royalty stream for twelve months with a 4% royalty fee of gross revenue thereafter in perpetuity. This license also provides in perpetuity the first right of refusal of any new products or flavors developed by Smith and Ramsay, LLC.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of February 28, 2015, the Company owed its CEO $6,883 for expense reimbursement. The amount due for expense reimbursement is non-interest bearing, due upon demand and unsecured.

As of February 28, 2015, the Company owed a member of the Board of Directors $2,984 for expense reimbursement. The amount due for expense reimbursement is non-interest bearing, due upon demand and unsecured.

As of February 28, 2015, the Company owed MCKEA Holdings, LLC $23,068. Amount is due for both expense reimbursement and short term loans that were made to cover certain operating expenses. The amount due is non-interest bearing, due upon demand and unsecured.

During the three months ended February 28, 2015, the Company sold $10,236 in products to Vape Nation, generating 67.7% of its revenue. Vape Nation, is 50% owned by MCKEA Holdings, LLC. MCKEA Holdings, LLC is the majority member of Philou Ventures, LLC, which is our controlling shareholder. Kristine L. Ault is the Manager of MCKEA Holdings, LLC and the wife to the Chairman of Avalanche International, Corp.

Cross Click Media, Inc. performs sales, marketing, and investor relation services for the Company. As of February 28, 2015, we have paid approximately $157,000 for these services. As of February 28, 2015 and November 30, 2014, we had accounts payable due to CrossClick Media of $90,175 and $88,572, respectively. MCKEA Holdings, LLC is the controlling shareholder of Cross Click Media, Inc. MCKEA Holdings, LLC is also the majority member of Philou Ventures, LLC, which is our controlling shareholder.

NOTE 6 – LOAN PAYABLE

On November 26, 2014, the Company executed a promissory note with Argent Offset, LLC for $12,500. The note included a $500 loan fee, accrued interest at 10%, compounded monthly, and was due December 5, 2014. A late payment fee of $500 per day was to be incurred from December 6, 2014 through December 7, 2014 and then increases to $1,000 per day. On February 1, 2015, we entered into a Temporary Forbearance Agreement with Argent. Under the forbearance agreement, we agreed to pay a forbearance fee of $7,500. The full $20,000 now owing will bear interest at an annual rate of 10% until due on August 1, 2015. Further, we have agreed to pay 12.5% of any new funds invested in the company until the amount due is paid in full. Interest accrued on this note as of February 28, 2015 is $466.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

On November 3, 2014, the Company executed a convertible promissory note for $63,250 with LG Capital Funding, LLC. The note bears interest at 8% per annum and is due on or before November 3, 2015. The note includes a 15% original issue discount and is convertible at a 40% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of February 28, 2014 is $1,622.

NOTE 8 - COMMON STOCK

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 per share.

On August 22, 2014, the Company approved a two for one stock split. All shares have been retroactively adjusted to reflect the split.

During the quarter ended February 28, 2015, the Company issued 1,600 shares of common stock at a price of $1.25 per share for total cash proceeds of $2,000.

During the quarter ended February 28, 2015, the Company issued 200,000 shares of common stock for consulting services. The stock was issued at the closing price on the date of grant of $1.60 for total non-cash expense of $320,000. The expense is being recognized over the six month term of the agreement. As of February 28, 2015, $53,333 has been expensed with the balance debited to prepaid stock for services.

During the quarter ended February 28, 2015, the Company issued 12,500 shares of common stock for consulting services. The stock was issued at the closing price on the date of grant of $1.62 for total non-cash expense of $20,250. The expense is being recognized over the six month term of the agreement. As of February 28, 2015, $3,375 has been expensed with the balance debited to prepaid stock for services.

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

On January 30, 2015, the Company issued 15,380 shares of preferred stock at a price of $5.00 per share for total cash proceeds of $76,900 to Finiks Capital, LLC.

NOTE 10 – CONSOLIDATION

The consolidated financial statements include the accounts of Avalanche International, Corp. and its wholly-owned subsidiary Smith and Ramsay Brands, LLC. A separate presentation of each Company as of February 28, 2015 and for the three months ended February 28, 2015 is as follows.

	Avalanche International, Corp.	Smith and Ramsay Brands, LLC	Elimination	Consolidated
Current Assets:
Cash	$506	$765	$—	$1,271
Accounts receivable	—	46	—	46
Prepaids	5,605	970	—	6,575
Prepaid stock for services	283,542	—	—	283,542
Inventory	—	20,758	—	20,758
Intercompany	185,322	—	185,322	—
Total current assets	474,975	22,539	185,322	312,192
Other assets	—	705	—	705
Product license	—	42,750	—	42,750
Total assets	$474,975	$65,994	$185,322	$355,647
Current Liabilities
Accounts payable and accrued expenses	$57,462	$13,421	$—	$70,883
Accounts payable, related party	23,26	66,849	—	90,175
Accrued interest	2,088	465	—	2,553
Accrued compensation	9,900	22,173	—	32,073
Due to related parties	6,177	26,758	—	32,935
Convertible note payable	63,250	—	—	63,250
Loans payable	—	20,000	—	20,000
Intercompany	—	185,322	185,322	—
Total current liabilities	162,203	334,988	185,322	311,869
Total liabilities	162,203	334,988	185,322	311,869
Stockholders' Equity (Deficit)
Preferred stock	29	—	—	29
Common stock	5,359	—	—	5,359
Additional paid-in capital	622,365	—	—	622,365
Accumulated deficit	(314,981)	(268,994)	—	(583,975)
Total stockholders’ equity (deficit)	312,772	(268,994)	—	43,778
Total liabilities and stockholders’ equity	$474,975	$65,994	$185,322	$355,647

NOTE 11 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2015 through the October 15, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

Subsequent to February 28, 2015, the Company issued 100,000 shares of common stock to Hallmark Investments, Inc., for consulting services to be provided to the Company.

On March 17, 2015, the Company executed a convertible promissory note for $10,750 with Strategic IR, Inc. The note bears interest at 10% per annum and is due on or before April 16, 2015. The note includes a one-time loan fee of $1,750 for a total due of $12,500. This note was not repaid by April 16, 2015 resulting in an increase of the interest rate to 21%.

On March 27, 2015, the Company executed a convertible promissory note for $100,000 with Dr. Gary Gelbfish. The note bears interest at 10% per annum and is due on or before September 23, 2015.  If not paid by the due date the note and any accrued interest is convertible at the lesser of $0.50 per share or a 50% discount of the average closing price for the twenty days preceding the conversion. In addition, the loan requires a one-time loan fee of $10,000 and the issuance of 50,000 shares of common stock.

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

Domain Names

www.AvalancheInternationalCorp.com

www.Smith AndRamsay.co

www.SmithAndRamsay.com

www.SmithAndRamsayBrands.co

www.SmithAndRamsayBrands.com

www.SmithAndRamsayBrands.info

www.SmithAndRamsayBrands.net

www.SmithAndRamsayBrands.org

www.SmithNRamsay.com

www.SmithAndRamsay.com

Employees

As of February 28, 2015, we employed two permanent management level personnel and work with outside labor and consultants to complete the tasks at hand. We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

Results of Operations for the three months ended February 28, 2015 compared to the three months ended February 28, 2014.

Revenue

For the three months ended February 28, 2015, revenue was $14,995 compared to $0 for the three months ended February 28, 2014. Revenue in the current period was from sales of our new vape liquid business including vape pens and accessories.

Operating Expenses

Advertising and marketing – while there were no costs incurred in the prior period for advertising and marketing, in the current period for the three months ended February 28, 2015, we incurred $8,364 of advertising and marketing costs in connection with the promotion of our new line of business and products.

Salary expense – for the three months ended February 28, 2015, salary expense for our CFO and CEO totaled $22,920. There was no salary expense incurred in the prior year.

Professional fees – Professional fees for the three months ended February 28, 2015 were $5,450 compared to $3,818 for the three months ended February 28, 2014. The increase is due to increased legal and audit fees associated with compliance and filing obligations.

General and administrative – General and administrative expense for the three months ended February 28, 2015 were $143,596 compared to $758 for the three months ended February 28, 2014. The increase is due to the increased activity associated with starting the new line of business, including $56,708 of non-cash expense for stock issued for services.

Net loss

The Company had a net loss of $178,069 for the three months ended February 28, 2015 compared to a net loss of $4,576 for the three months ended February 28, 2014. The increase in net loss was due to a net increase in operating expenses as described above.

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

As of February 28, 2015, we had an accumulated deficit of $583,975 and a net loss for the three months ended February 28, 2015 of $178,069. For the three months ended February 28, 2015, net cash used in operating activities was $100,584 and we received $99,608 from financing activities.

On November 3, 2014, the Company executed a convertible promissory note for $63,250 with LG Capital Funding, LLC. The note bears interest at 8% per annum and is due on or before November 3, 2015. The note includes a 15% original issue discount and is convertible at a 40% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of November 30, 2014 is $1,622.

On November 26, 2014, the Company executed a promissory note with Argent Offset, LLC for $12,500. The note included a $500 loan fee, accrued interest at 10%, compounded monthly, and was due December 5, 2014. A late payment fee of $500 per day was to be incurred from December 6, 2014 through December 7, 2014 and then increases to $1,000 per day. On February 1, 2015, we entered into a Temporary Forbearance Agreement with Argent. Under the forbearance agreement, we agreed to pay a forbearance fee of $7,500. The full $20,000 now owing will bear interest at an annual rate of 10% until due on August 1, 2015. Further, we have agreed to pay 12.5% of any new funds invested in the company until the amount due is paid in full. Interest accrued on this note as of February 28, 2015 is $466.

On March 17, 2015, the Company executed a convertible promissory note for $10,750 with Strategic IR, Inc. The note bears interest at 10% per annum and is due on or before April 16, 2015. The note includes a one-time loan fee of $1,750 for a total due of $12,500.

On March 27, 2015, the Company executed a convertible promissory note for $100,000 with Dr. Gary Gelbfish. The note bears interest at 10% per annum and is due on or before September 23, 2015.  If not paid by the due date the note and any accrued interest is convertible at the lesser of $0.50 per share or a 50% discount of the average closing price for the twenty days preceding the conversion. In addition, the loan requires a one-time loan fee of $10,000 and the issuance of 50,000 shares of common stock.

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

Off Balance Sheet Arrangements

As of February 28, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting as of February 28, 2015 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review. Management believes that the material weakness in its controls and procedures did not have an effect on our financial results.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of FY 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

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

On December 15, 2015, the Company issued 1,600 shares of common stock at a price of $1.25 per share for total cash proceeds of $2,000. Proceeds were used to fund general operating expenses.

On January 30, 2015, the Company issued 15,380 shares of preferred stock at a price of $5.00 per share for total cash proceeds of $76,900 to Finiks Capital, LLC. Proceeds were used to pay loans and accounts payable.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation(2)
3.2	Bylaws(1)
3.3	Certificate of Designation of Class A Convertible Preferred Stock(2)
10.1	Convertible Promissory Note issued to Strategic IR, Inc.
10.2	Convertible Promissory Note issued to Dr. Gary Gelbfish
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed on January 17, 2012.

(2) Incorporated by reference to Quarterly Report on Form 10-Q filed October 15, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avalanche International, Corp.

Date:	April 20, 2015

By:	/s/ Philip Mansour Philip Mansour
Title:	Chief Executive Officer and Director

Date:	April 20, 2015

By:	/s/ Rachel Boulds Rachel Boulds
Title:	Chief Financial Officer
22