Form 10-Q
period 2015-05-31
AVALANCHE INTERNATIONAL, CORP.
filed 2015-07-16
CIK 1537169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,557,490 common shares as of July 15, 2015.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Avalanche International Corporation and Subsidiary

We have reviewed the consolidated balance sheets of Avalanche International Corporation and Subsidiary as of May 31, 2015 and November 30, 2014 and the related consolidated and condensed statements of income and cash flows for the three and six month periods ended May 31, 2015 and 2014. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, with the exception of the matters described in the preceding paragraphs, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

July 14, 2015

Avalanche International, Corp. and Subsidiary

Consolidated Balance Sheets

(unaudited)

ASSETS	May 31, 2015	November 30, 2014
Current Assets:
Cash	$1,547	$2,247
Accounts receivable	16,919	—
Prepaid original issued discount on convertible notes	6,395	9,040
Prepaid stock for services	188,417	—
Loan receivable, related party	150,000	—
Inventory	—	25,900
Total current assets	363,278	37,187
Other assets	705	526
Product license	54,000	29,250
Total assets	$417,983	$66,963
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$84,268	$76,917
Accounts payable, related party	37,901	88,572
Accrued interest	6,998	388
Accrued compensation	3,647	9,912
Due to related parties	4,892	6,927
Derivative liability	444,783	—
Convertible notes payable, net of discount of $342,072	84,178	63,250
Loans payable	27,500	18,300
Total current liabilities	694,167	264,266
Total liabilities	694,167	264,266

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized; 5,552,490 and 5,144,400 shares issued and outstanding, respectively	5,553	5,144
Class A Preferred stock, $0.001 par value; 50,000 shares authorized, 29,380 and 14,000 shares issued and outstanding, respectively	29	14
Preferred stock, $0.001 par value; 9,950,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	872,435	203,445
Accumulated deficit	(1,154,201)	(405,906)
Total stockholders’ equity (deficit)	(276,184)	(197,303)
Total liabilities and stockholders’ equity	$417,983	$66,963

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2015	2014	2015	2014
Revenue	$23,667	$3,741	$38,662	$3,741
Cost of revenue	20,758	2,181	29,292	2,181
Gross margin	2,909	1,560	9,370	1,560
Operating Expenses:
Advertising and marketing	—	—	6,364	—
Salary expense	13,815	—	36,735	—
Professional fees	51,043	8,375	56,493	12,193
Stock for services	195,125	—	251,833	—
General and administrative	103,786	23,931	192,674	24,689
Total operating expense	363,769	32,306	544,099	36,882
Net loss from operations	(360,860)	(30,746)	(534,729)	(35,322)
Other income (expense):
Interest expense	(6,655)	—	(10,855)	—
Interest expense – debt discount	(84,178)	—	(84,178)	—
Derivative expense	(301,309)	—	(301,309)	—
Gain on derivative	182,776	—	182,776	—
Total other expense	(209,366)	—	(213,566)	—
Loss before income tax	(570,226)	(30,746)	(748,295)	(35,322)
Provision for income taxes	—	—	—	—
Net Loss	$(570,226)	$(30,746)	$(748,295)	$(35,322)
Loss per common share
Basic and diluted	$(0.11)	$(0.01)	$(0.14)	$(0.01)
Weighted average common shares
Basic and diluted	5,451,384	5,070,000	5,336,296	5,070,000

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended May 31,
	2015	2014
Cash flows from operating activities:
Net loss for the period	$(748,295)	$(35,322)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock for services	251,833	—
Stock issued for financing fees	50,263	—
Financing fees	41,000	—
Debt discount amortization	84,178	—
Derivative expense	301,309	—
Gain on derivative liability	(182,776)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(16,919)	—
Decrease in prepaid expenses	2,645	—
(Increase) / decrease in inventory	25,900	(11,569)
Increase in loan receivable	(150,000)	—
(Increase) in other assets	(24,928)	—
Increase in accounts payable and accrued expense	7,351	42,953
Decrease in accounts payable – related party	(50,671)	—
Increase in accrued interest	6,610	—
Decrease in accrued compensation	(6,265)	—
Net cash used in operating activities	(408,765)	(3,938)
Cash flows from investing activities:	—	—
Cash flows from financing activities:
Proceeds from convertible loans	331,250	—
Proceeds from other loans	10,750	2,086
Payments of note payable	(10,800)	—
Advances from an officer	—	4,960
Advances from related parties	39,808	—
Repayment of related party advances	(41,843)	—
Proceeds from issuance of common stock	2,000	—
Proceeds from issuance of preferred stock	76,900	—
Net cash provided by financing activities	408,065	7,046
Increase (decrease) in cash	(700)	3,108
Cash, beginning of period	2,247	—
Cash, end of period	$1,547	$3,108
Supplemental Disclosures:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp. and subsidiary

Notes to the Consolidated Financial Statements

May 31, 2015

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business operations

Avalanche International, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 14, 2011. The company had plans to distribute crystallized glass tile in the North American markets to wholesale customers. On May 14, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our sole officer and director, John Pulos. Pursuant to the Agreement, the Company transferred all assets to Mr. Pulos. In exchange for this assignment of assets, Mr. Pulos agreed to assume and cancel all liabilities due to him. In conjunction with the change in management, it was decided to abandon this line of business and become a holding company with operations at the subsidiary levels only. The Company formed its first wholly owned subsidiary, Smith and Ramsay Brands, LLC (“SRB”), on May 19, 2014. The Company acquired certain intellectual property, know how, product, name license and other capabilities from Smith and Ramsay, LLC, a Nevada company. Smith and Ramsay Brands, LLC is a manufacturer and distributor of flavored liquids for electronic vaporizers and eCigarettes and distributor of vape accessories. SRB manufactures its premium signature brand of eLiquid, Smith and Ramsay, a line that features all natural flavors produced in the United States. SRB rolled out its flagship product to targeted areas in the fall of 2014, following its pre-launch phase. The Smith and Ramsay line was manufactured, packaged and strategically distributed on a limited basis to generate revenue in test markets. The Company’s goal is to maintain a high standard of quality and to insure the production and warehouse environments, processes and procedures continue to meet or exceed guidelines of the FDA, and are in line with International Organization for Standardization ("ISO") and Current Good Manufacturing Practices ("cGMP") standards.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments necessary in order for the financial statements to not be misleading have been reflected herein. Operating results for the interim period ended May 31, 2015 are not necessarily indicative of the results that can be expected for the full year. The Company has adopted a November 30 year end.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. There were no cash equivalents as of May 31, 2015 and November 30, 2014.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method; market value is based upon estimated replacement costs. As of May 31, 2015 inventory consists of $0 of product and accessories.

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

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

·	Level 1. Observable inputs such as quoted prices in active markets;
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets and liabilities that are measured and recognized at fair value as of May 31, 2015 on a recurring basis:

May 31, 2015

Description	Level 1	Level 2	Level 3	Total Gains and (Losses)
Derivative	—	—	(444,783)	182,776
Total	$—	$—	$(444,783)	$182,776

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

During the six months ended May 31, 2015, the Company sold $33,783 in products to Vape Nation, generating 87.3% of its revenue.

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

Basic and diluted net loss per share

The Company computes net loss per share of common stock in accordance with FASB ASC 260, Earnings per Share (“FASB ASC 260”). Under the provisions of FASB ASC 260, basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and the conversion of convertible promissory notes. Potentially dilutive shares were excluded from the computation as of May 31, 2015 and 2014 since they would have been anti-dilutive.

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

NOTE 2 – GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $1,154,201 as of May 31, 2015 and a net loss of $748,295 for the six months ended May 31, 2015, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock.

NOTE 3 – PRODUCT LICENSE

Effective May 23, 2014, the Company licenses certain intellectual property, know how, product and capability from Smith and Ramsay, LLC, a Nevada company. Currently the Company is paying a minimum per bottle licensing fee of $4,500 per month for the perpetual licensing rights, recipes, industry advice, brand and company names, etc., against a royalty stream for twelve months with a 4% royalty fee of gross revenue thereafter in perpetuity. The required per month licensing fee of $4,500 expired in May 2015. This license also provides in perpetuity the first right of refusal of any new products or flavors developed by Smith and Ramsay, LLC.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of May 31, 2015, the Company owed a member of the Board of Directors $2,072 for expense reimbursement. The amount due for expense reimbursement is non-interest bearing, due upon demand and unsecured.

As of May 31, 2015, the Company owed MCKEA Holdings, LLC $2,820. Amount is due for both expense reimbursement and short term loans that were made to cover certain operating expenses. The amount due is non-interest bearing, due upon demand and unsecured.

During the six months ended May 31, 2015, the Company sold $33,783 in products to Vape Nation, generating 87.3% of its revenue. Vape Nation, is 50% owned by MCKEA Holdings, LLC. MCKEA Holdings, LLC is the majority member of Philou Ventures, LLC, which is our controlling shareholder. Kristine L. Ault is the Manager of MCKEA Holdings, LLC and the wife to the Chairman of Avalanche International, Corp.

Cross Click Media, Inc. performs sales, marketing, and investor relation services for the Company. As of May 31, 2015, we have paid approximately $196,000 for these services. As of May 31, 2015 and November 30, 2014, we had accounts payable due to CrossClick Media of $37,901 and $88,572, respectively. MCKEA Holdings, LLC is the controlling shareholder of Cross Click Media, Inc. MCKEA Holdings, LLC is also the majority member of Philou Ventures, LLC, which is our controlling shareholder.

During the six months ended May 31, 2015, the Company loaned Cross Click Media, Inc. $150,000. Although the final details are still being negotiated, that the basic terms of the loan consists of a two-year term and interest at 10% per annum to increase after the first six months. The loan was made as an investment into certain business opportunities that CrossClick Media, Inc. has with its new ad-wheel product/technology.

NOTE 5 – LOAN PAYABLE

On November 26, 2014, the Company executed a Promissory Note with Argent Offset, LLC for $12,500. The note included a $500 loan fee, accrued interest at 10%, compounded monthly, and was due December 5, 2014. A late payment fee of $500 per day was to be incurred from December 6, 2014 through December 7, 2014 and then increases to $1,000 per day. On February 1, 2015, we entered into a Temporary Forbearance Agreement with Argent. Under the forbearance agreement, we agreed to pay a forbearance fee of $7,500. The new loan will bear interest at an annual rate of 10% until due on August 1, 2015. Further, we have agreed to pay 12.5% of any new funds invested in the company until the amount due is paid in full. As of May 31, 2015, $5,000 has been repaid on this loan leaving a balance of $15,000 and accrued interest of $727.

On March 17, 2015, the Company executed a Convertible Promissory Note for $10,750 with Strategic IR, Inc. The note bears interest at 10% per annum and is due on or before April 16, 2015. The note includes a one-time loan fee of $1,750 for a total due of $12,500. Accrued interest as of May 31, 2015, is $367. This note is currently pas due.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On November 3, 2014, the Company executed a Convertible Promissory Note for $63,250 with LG Capital Funding, LLC. The note bears interest at 8% per annum and is due on or before November 3, 2015. The note includes a 15% original issue discount and is convertible at a 40% discount of the lowest trading price prior to the conversion date, any time during the period beginning 180 days following the date of the note. As a result of the conversion feature the Company recorded a debt discount in the amount of $63,250 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $109,773 based on the Black Scholes Merton pricing model. As of May 31, 2015, $36,217 of the debt discount has been amortized to interest expense and the Company fair valued the derivative at $73,987 resulting in a gain on the change in fair value of the derivative. This note is presented net of debt discount of $27,033 and has accrued interest of $1,969.

On March 27, 2015, the Company executed an unsecured Convertible Promissory Note for $100,000 with Dr. Gary Gelbfish. The note bears interest at 10% per annum and is due on or before September 23, 2015.  If not paid by the due date the note and any accrued interest is convertible at the lesser of $0.50 per share or a 50% discount of the average closing price for the twenty days preceding the conversion. In addition, the loan requires a one-time loan fee of $10,000 and the issuance of 50,000 shares of common stock. The fair value of the common stock issued was determined to be $41,349 based its fair value relative to the fair value of the debt issued. This amount has been recorded as a debt discount and will be amortized utilizing the interest method of accretion over the term of the note. As a result of the conversion feature the Company has recorded additional debt discount of $58,651, $34,857 of which has been amortized to interest expense. The discount was determined by calculating the intrinsic value of the loan based on the stock price on the date of the loan of $1.41 and the conversion price of $0.50. The intrinsic value was $182,000; however the total discount is limited to the amount of the loan. This note is presented net of debt discount of $65,143 and has accrued interest of $1,671.

On April 29, 2015, we entered into a $300,000 Convertible Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $30,000. The initial advance to be made under the Note by JMJ is $30,000. JMJ may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. Individual loans mature two years from the effective date of each payment. If repaid within ninety (90) days from the date of issue, the loan will not bear interest. Upon ninety (90) days after the date of issue, a one-time interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is the lesser of $1.06 or sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date. For the initial advance the Company recorded a debt discount in the amount of $33,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $120,888 based on the Black Scholes Merton pricing model. As of May 31, 2015, $1,447 of the debt discount has been amortized to interest expense and the Company fair valued the derivative at $45,388 resulting in a gain on the change in fair value of the derivative. This note is presented net of debt discount of $31,553.

On May 11, 2015, the Company issued a Convertible Promissory Note to Union Capital, LLC in the amount of $115,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on May 12, 2016. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 40% discount to the lowest trading price in the 20-day trading days prior to the conversion date. As a result of the conversion feature the Company recorded a debt discount in the amount of $115,000 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $193,664 based on the Black Scholes Merton pricing model. As of May 31, 2015, $5,986 of the debt discount has been amortized to interest expense and the Company fair valued the derivative at $162,704 resulting in a gain on the change in fair value of the derivative. This note is presented net of debt discount of $109,014 and has accrued interest of $681.

On May 12, 2015, the Company issued a Convertible Promissory Note to Adar Bays, LLC in the amount of $115,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on May 12, 2016. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 40% discount to the lowest trading price in the 20-day trading days prior to the conversion date. As a result of the conversion feature the Company recorded a debt discount in the amount of $115,000 to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $203,234 based on the Black Scholes Merton pricing model. As of May 31, 2015, $5,671 of the debt discount has been amortized to interest expense and the Company fair valued the derivative at $162,704 resulting in a gain on the change in fair value of the derivative. This note is presented net of debt discount of $109,329 and has accrued interest of $655.

A summary of the status of the Company’s debt discounts including original issue discounts, and derivative liabilities, and changes during the periods is presented below:

Debt Discount	November 30, 2014	Additions	Amortization	May 30, 2015
LG Capital Funding, LLC – November 4, 2014	$—	$63,250	$(36,217)	$27,033
Dr. Gary Gelbfish – March 27, 2015	—	100,000	(34,857)	65,143
JMJ Financial – April 29, 2015	—	33,000	(1,447)	31,553
Union Capital, LLC – May 11, 2015	—	115,000	(5,986)	109,014
Adar Bays, LLC – May 12, 2015	—	115,000	(5,671)	109,329
	$—	$426,250	$(84,178)	$342,072

Derivative Liabilities	November 30, 2014	Initial valuation	Revaluation on 5/31/2015	Gain of fair value of derivative
LG Capital Funding, LLC – November 4, 2014	$—	$109,773	$73,987	$(35,786)
JMJ Financial – April 29, 2015	—	120,888	45,388	(75,500)
Union Capital, LLC – May 11, 2015	—	193,664	162,704	(30,960)
Adar Bays, LLC – May 12, 2015	—	203,234	162,704	(40,530)
	$—	$627,559	$444,783	$(182,776)

NOTE 7 - COMMON STOCK

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 per share.

On August 22, 2014, the Company approved a two for one stock split. All shares have been retroactively adjusted to reflect the split.

On December 15, 2014, the Company issued 1,600 shares of common stock at a price of $1.25 per share for total cash proceeds of $2,000.

On January 28, 2015, the Company issued 200,000 shares of common stock to Hallmark Investments, Inc. for consulting services. The stock was issued at the closing price on the date of grant of $1.60 for total non-cash expense of $320,000. The expense is being recognized over the six month term of the agreement. As of May 31, 2015, $213,333 has been expensed with the balance debited to prepaid stock for services.

On January 30, 2015, the Company issued 12,500 shares of common stock to Scott Messier for consulting services. The stock was issued at the closing price on the date of grant of $1.62 for total non-cash expense of $20,250. The expense is being recognized over the six month term of the agreement. As of May 31, 2015, $13,500 has been expensed with the balance debited to prepaid stock for services.

On March 27, 2015, the Company issued 50,000 shares of common stock to Dr. Gary Gelbfish in connection with the issuance of a convertible promissory note. The fair value of the common stock issued was determined to be $41,349 based its fair value relative to the fair value of the debt issued.

On April 14, 2015, the Company issued 100,000 shares of common stock to Hallmark Investments, Inc. for consulting services. The stock was issued at the closing price on the date of grant of $1.00 for total non-cash expense of $100,000. The expense is being recognized over the six month term of the agreement. As of May 31, 2015, $25,000 has been expensed with the balance debited to prepaid stock for services.

On May 11, 2015, the Company issued 14,495 shares of common stock to Union Capital, LLC in connection with the issuance of a convertible promissory note. The stock was issued at the closing price on the date of grant of $1.25 for total non-cash expense of $18,119. The expense has been recognized as a loan fee.

On May 12, 2015, the Company issued 14,495 shares of common stock to Adar Bays, LLC in connection with the issuance of a convertible promissory note. The stock was issued at the closing price on the date of grant of $1.10 for total non-cash expense of $15,930. The expense has been recognized as a loan fee.

On May 29, 2015, the Company issued 15,000 shares of common stock to Typenex Co-Investment, LLC in connection with the issuance of a convertible promissory note. The stock was issued at the closing price on the date of grant of $1.08 for total non-cash expense of $16,185. The expense has been recognized as a loan fee.

NOTE 8 - PREFERRED STOCK

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

NOTE 9 – CONSOLIDATION

The consolidated financial statements include the accounts of Avalanche International, Corp. and its wholly-owned subsidiary Smith and Ramsay Brands, LLC. A separate presentation of each Company as of May 31, 2015 and for the six months ended May 31, 2015 is as follows.

	Avalanche International, Corp.	Smith and Ramsay Brands, LLC	Elimination	Consolidated
Current Assets:
Cash	$546	$1,001	$—	$1,547
Accounts receivable	—	16,919	—	16,919
Prepaids	6,395	—	—	6,395
Prepaid stock for services	188,417	—	—	188,417
Loan receivable	150,000	—	—	150,000
Intercompany	284,728	—	284,728	—
Total current assets	630,086	17,920	284,728	363,278
Other assets	—	705	—	705
Product license	—	54,000	—	54,000
Total assets	$630,086	$72,625	$284,728	$417,983

Current Liabilities
Accounts payable and accrued expenses	$75,420	$8,848	$—	$84,268
Accounts payable, related party	—	37,901	—	37,901
Accrued interest	6,271	727	—	6,998
Accrued compensation	1,000	2,647	—	3,647
Due to related parties	3,532	1,360	—	4,892
Derivative liability	444,783	—	—	444,783
Convertible note payable, net of discount	84,178	—	—	84,178
Loans payable	12,500	15,000	—	27,500
Intercompany	—	284,728	284,728	—
Total current liabilities	627,684	351,211	284,728	694,167
Total liabilities	627,684	351,211	284,728	694,167

Stockholders' Equity (Deficit)
Preferred stock	29	—	—	29
Common stock	5,553	—	—	5,553
Additional paid-in capital	872,435	—	—	872,435
Accumulated deficit	(875,615)	(278,586)	—	(1,154,201)
Total stockholders’ equity (deficit)	2,402	(278,586)	—	(276,184)
Total liabilities and stockholders’ equity	$630,086	$72,625	$284,728	$417,983

	Avalanche International, Corp	Smith and Ramsay Brands, LLC	Consolidated
Revenue	$—	$38,662	$38,662
Cost of revenue	—	29,292	29,292
Gross margin	—	9,370	9,370

Operating Expenses:
Advertising and marketing	1,750	4,614	6,364
Salary expense	13,400	23,335	36,735
Professional fees	56,493	—	56,493
Stock for services	251,833	—	251,833
General and administrative	22,853	169,821	192,674
Total operating expense	346,329	197,770	544,099

Net loss from operations	(346,329)	(188,400)	(534,729)

Other income (expense):
Interest expense	(10,141)	(714)	(10,855)
Interest expense – debt discount	(84,178)	—	(84,178)
Derivative expense	(301,309)	—	(301,309)
Gain on derivative	182,776	—	182,776
Total other expense	(212,852)	(714)	(213,566)
Loss before income tax	(559,181)	(189,114)	(748,295)
Provision for income taxes	—	—	—
Net Loss	$(559,181)	$(189,114)	$(748,295)

NOTE 10 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2015 through July 14, 2015 and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements except for the following.

On May 29, 2015, the Company executed a secured Convertible Promissory Note for $252,500 with Typenex Co-Investment, LLC. The Note includes an OID of $22,500 and is to be received in multiple tranches as determined by the lender. The note bears interest at 10% per annum and individual loans mature thirteen months from the effective date of each payment. The first tranche for $87,500 (includes an OID of $7,500) was funded on June 2, 2015. The Note is convertible at a $1.30 per share.

On June 2, 2015, the Company executed a Convertible Promissory Note for $8,000 with Lord Abstract, LLC. The terms if this note are still being finalized.

On June 4, 2015, the Company executed a Convertible Promissory Note for $55,000 (includes an OID of $5,000) with Black Mountain Equities, Inc. The note has a one-time 10% interest charge and is due on or before June 4, 2016. The Note is convertible at a 30% discount of the average of the three lowest closing prices prior to the twenty trading days preceding conversion. The Company issued 5,000 shares of common stock as a loan fee in connection with the execution of this convertible promissory note. The stock was issued at the closing price on the date of grant of $1.15 for total non-cash expense of $5,750.

On June 12, 2015, the Company entered into a binding Letter of Intent (the “LOI”) for the purchase of all of the issued and outstanding capital stock of J.S. Technologies, Inc., a California corporation (“JS”).  JS is the manufacturer of Suhr brand guitars and related electronics and accessories.  Under the LOI, the Company has agreed to purchase all of the issued and outstanding capital stock in JS for a total purchase price of $11,000,000.  The purchase price will be paid, at the option of the individual JS stockholders, in either cash, new convertible preferred stock, or a combination of both.  The new convertible preferred stock to be issued as payment toward the purchase price will have a stated value of $4.00 per share, will accrue dividends at a rate of six percent per year, and will be convertible to common stock at a price of $1.00 per share of common stock.  All shares of the new preferred stock issued and outstanding at thirty-six months after closing will be automatically converted to common stock.  For additional details refer to the Company’s Form 8-K filed on June 16, 2015.

On June 15, 2015, the Company issued 100,000 shares of common stock to Hallmark Investments, Inc. for consulting services. The stock was issued at the closing price on the date of grant of $1.20 for total non-cash expense of $120,000.

On June 30, 2015, we entered into a $250,000 Convertible Promissory Note (the “Note”) with GCEF Opportunity Fund, LLC (“GCEF”). The face amount of the Note includes an original issue discount of $25,000. The initial advance to be made under the Note by GCEF is $25,000. GCEF may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. Individual loans mature one year from the effective date of each payment. Interest will be 10% compounded monthly. GCEF may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is the lesser of $1.00 or sixty percent (60%) of the lowest closing price for our common stock in the twenty trading days immediately preceding the conversion date.

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

Domain Names

www.AvalancheInternationalCorp.com

www.Smith AndRamsay.co

www.SmithAndRamsay.com

www.SmithAndRamsayBrands.co

www.SmithAndRamsayBrands.com

www.SmithAndRamsayBrands.info

www.SmithAndRamsayBrands.net

www.SmithAndRamsayBrands.org

www.SmithNRamsay.com

www.SmithAndRamsay.com

Employees

As of May 31, 2015, we employed two permanent management level personnel and work with outside labor and consultants to complete the tasks at hand. We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

Letter of Intent for Acquisition of J.S. Technologies, Inc.

On June 12, 2015, we entered into a binding Letter of Intent (the “LOI”) for the purchase of all of the issued and outstanding capital stock of J.S. Technologies, Inc., a California corporation (“JS”).  JS is the manufacturer of Suhr brand guitars and related electronics and accessories.  Under the LOI, we have agreed to purchase all of the issued and outstanding capital stock in JS for a total purchase price of $11,000,000.  The purchase price will be paid, at the option of the individual JS stockholders, in either cash, new convertible preferred stock, or a combination of both.  The new convertible preferred stock to be issued as payment toward the purchase price will have a stated value of $4.00 per share, will accrue dividends at a rate of six percent per year, and will be convertible to common stock at a price of $1.00 per share of common stock.  All shares of the new preferred stock issued and outstanding at thirty-six months after closing will be automatically converted to common stock.

The anticipated closing date of the acquisition will be in in 120 days from the date of the LOI and will be documented by a definitive agreement to be prepared by the parties.  The transaction must close by the later of: (i) 120 days from the date of the LOI, or (ii) 60 days after delivery of audited financial statements for JS, which is a condition to closing.  There are numerous additional conditions to closing of the acquisition, including, but not limited to: (i) execution of the definitive agreement by not less than 65% of JS’s stockholders and compliance with JS’s bylaws and a buy/sell agreement governing its common stock, (ii) our readiness and ability to pay the required portion of the purchase price to each JS stockholder who is ready and willing to sell its shares, and (iii) concurrent closing of an additional agreement under which we will purchase S&J Design Labs, LLC, the affiliated company which owns the building and equipment used in JS’s operations.

The LOI also contains a “no-shop” provision for the time between the date of the LOI and the defined closing date.  In addition, if we or any of the JS stockholders signing the LOI fail and refuse to close the acquisition on the defined closing date, and the other parties are ready and able to close, the breaching party will be assessed a $250,000 break-up fee.  Extensive additional covenants, conditions, representations, and warranties between the parties are included in the LOI. The foregoing is a brief summary of the material terms of the LOI, which should be reviewed in its entirety for additional information.

Our ability to close the acquisition of JS as contemplated by the LOI will be dependent upon us obtaining additional financing through debt and/or equity financing arrangements.  Although management is working to secure the additional capital required to close the transaction, there is a risk that such additional financing will not be available to us on acceptable terms or in the amounts required to close the planned acquisition.

Results of Operations for the three months ended May 31, 2015 compared to the three months ended May 31, 2014.

Revenue

For the three months ended May 31, 2015, revenue was $23,667 compared to $3,741 for the three months ended May 31, 2014. For the three months ended May 31, 2014 we had just started to sell our new vape liquid. Revenue in the current period consists of sales of our vape liquid as well as vape pens and accessories.

Operating Expenses

Compensation expense – for the three months ended May 31, 2015, compensation expense for our CFO and CEO totaled $13,815. There was no compensation expense incurred in the prior period.

Professional fees – Professional fees for the three months ended May 31, 2015 were $51,043 compared to $8,375 for the three months ended May 31, 2014. The increase is due to increased legal and audit fees associated with compliance and filing obligations.

Stock for services – Stock is issued for various services by the company in lieu of cash compensation. For the three months ended May 31, 2015 the Company incurred $195,125 of total non-cash expense as a result of issuing stock for services. No stock was issued for services in the prior period.

General and administrative – General and administrative expense for the three months ended May 31, 2015 was $103,786 compared to $23,931 for the three months ended May 31, 2014. The increase is due to the increased activities of the Company, including approximately $69,000 of loan fee expense.

Other income and expense

During the three months ended May 31, 2015 we incurred $84,178 of expense for amortization of debt discount, derivative expense of $301,309 and had a gain on the change in fair market value of our derivative liability of $182,776, none of which we had in the prior year. These new revenues and expenses are a result of the convertible debt acquired.

Net loss

The Company had a net loss of $570,226 for the three months ended May 31, 2015 compared to a net loss of $30,746 for the three months ended May 31, 2014. The increase in net loss was due to a net increase in operating and other expenses as described above.

Results of Operations for the six months ended May 31, 2015 compared to the six months ended May 31, 2014.

Revenue

For the six months ended May 31, 2015, revenue was $38,662 compared to $3,741 for the six months ended May 31, 2014. For the six months ended May 31, 2014 we had just started to sell our new vape liquid. Revenue in the current period consists of sales of our vape liquid as well as vape pens and accessories.

Operating Expenses

Advertising and marketing – while there were no costs incurred in the prior period for advertising and marketing, in the current period for the six months ended May 31, 2015, we incurred $6,364 of advertising and marketing costs in connection with the promotion of our new line of business and products.

Compensation expense – for the six months ended May 31, 2015, compensation expense for our CFO and CEO totaled $36,735. There was no compensation expense incurred in the prior period.

Professional fees – Professional fees for the six months ended May 31, 2015 were $56,493 compared to $12,193 for the six months ended May 31, 2014. The increase is due to increased legal and audit fees associated with compliance and filing obligations.

Stock for services – Stock is issued for various services by the company in lieu of cash compensation. For the six months ended May 31, 2015 the Company incurred $251,833 of total non-cash expense as a result of issuing stock for services. No stock was issued for services in the prior period.

General and administrative – General and administrative expense for the six months ended May 31, 2015 was $192,674 compared to $24,689 for the six months ended May 31, 2014. The increase is due to the increased activities of the Company, including approximately $69,000 of loan fee expense.

Other income and expense

During the six months ended May 31, 2015 we incurred $84,178 of expense for amortization of debt discount, derivative expense of $301,309 and had a gain on the change in fair market value of our derivative liability of $182,776, none of which we had in the prior year. These new revenues and expenses are a result of the convertible debt acquired.

Net loss

The Company had a net loss of $748,295 for the six months ended May 31, 2015 compared to a net loss of $35,322 for the six months ended May 31, 2014. The increase in net loss was due to a net increase in operating and other expenses as described above.

Liquidity and Capital Resources

Our management currently believes that we may not have sufficient working capital needed to meet our current fiscal obligations. In order to continue to meet our fiscal obligations beyond the next twelve months, we plan to pursue various financing alternatives including, but not limited to, raising capital through the equity markets and debt financing.

Should we not be successful at raising capital through the issuance of capital stock, we may consider raising capital by the issuance of debt. However, unless the appropriate features, such as convertible options, are attached to the debt instruments, this form of financing is less desirable until such time as we may be in a position to reasonably foresee the generation of cash flow to service and repay debt.

As of May 31, 2015, we had an accumulated deficit of $1,154,201 and a net loss for the six months ended May 31, 2015 of $748,295. For the six months ended May 31, 2015, net cash used in operating activities was $408,765 and we had net cash from financing activities of $408,065.

On November 3, 2014, we executed a Convertible Promissory Note for $63,250 with LG Capital Funding, LLC. The note bears interest at 8% per annum and is due on or before November 3, 2015. The note includes a 15% original issue discount and is convertible at a 40% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of November 30, 2014 is $1,939.

On November 26, 2014, we executed a Promissory Note with Argent Offset, LLC for $12,500. The note included a $500 loan fee, accrued interest at 10%, compounded monthly, and was due December 5, 2014. A late payment fee of $500 per day was to be incurred from December 6, 2014 through December 7, 2014 and then increases to $1,000 per day. On February 1, 2015, we entered into a Temporary Forbearance Agreement with Argent. Under the forbearance agreement, we agreed to pay a forbearance fee of $7,500. The new loan will bear interest at an annual rate of 10% until due on August 1, 2015. Further, we have agreed to pay 12.5% of any new funds invested in the company until the amount due is paid in full. As of May 31, 2015, $5,000 has been repaid on this loan leaving a balance of $15,000 and accrued interest of $727.

On March 17, 2015, we executed a convertible Promissory Note for $10,750 with Strategic IR, Inc. The note bears interest at 10% per annum and is due on or before April 16, 2015. The note includes a one-time loan fee of $1,750 for a total due of $12,500. This note was not repaid by April 16, 2015 resulting in an increase of the interest rate to 21%. This note is currently past due.

On March 27, 2015, we executed a Convertible Promissory Note for $100,000 with Dr. Gary Gelbfish. The note bears interest at 10% per annum and is due on or before September 23, 2015.  If not paid by the due date the note and any accrued interest is convertible at the lesser of $0.50 per share or a 50% discount of the average closing price for the twenty days preceding the conversion. In addition, the loan requires a one-time loan fee of $10,000 and the issuance of 50,000 shares of common stock.

On April 29, 2015, we entered into a $300,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $30,000. The initial advance to be made under the Note by JMJ is $30,000. JMJ may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. Individual loans mature two years from the effective date of each payment. If repaid within ninety (90) days from the date of issue, the loan will not bear interest. Upon ninety (90) days after the date of issue, a one-time interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is the lesser of $1.06 or sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date. The initial advance was in the amount of $33,000 (payment plus 10% original discount). This note is presented net of debt discount of $31,553.

On May 11, 2015, we issued a Convertible Promissory Note to Union Capital, LLC in the amount of $115,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on May 12, 2016. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 40% discount to the lowest trading price in the 20-day trading days prior to the conversion date. This note is presented net of debt discount of $109,014 and has accrued interest of $681.

On May 12, 2015, we issued a Convertible Promissory Note to Adar Bays, LLC in the amount of $115,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on May 12, 2016. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 40% discount to the lowest trading price in the 20-day trading days prior to the conversion date. This note is presented net of debt discount of $109,329 and has accrued interest of $655.

On May 29, 2015, we executed a secured Convertible Promissory Note for $252,500 with Typenex Co-Investment, LLC. The Note includes an OID of $22,500 and is to be received in multiple tranches as determined by the lender. The note bears interest at 10% per annum and individual loans mature thirteen months from the effective date of each payment. The first tranche for $87,500 (includes an OID of $7,500) was funded on June 2, 2015. The Note is convertible at a $1.30 per share.

On June 2, 2015, the Company executed a Convertible Promissory Note for $8,000 with Lord Abstract, LLC. The terms if this note are still being finalized.

On June 4, 2015, we executed a Convertible Promissory Note for $55,000 (includes an OID of $5,000) with Black Mountain Equities, Inc. The note has a one-time 10% interest charge and is due on or before June 4, 2016. The Note is convertible at a 30% discount of the average of the three lowest closing prices prior to the twenty trading days preceding conversion.

On June 30, 2015, we entered into a $250,000 Convertible Promissory Note (the “Note”) with GCEF Opportunity Fund, LLC (“GCEF”). The face amount of the Note includes an original issue discount of $25,000. The initial advance to be made under the Note by GCEF is $25,000. GCEF may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. Individual loans mature one year from the effective date of each payment. Interest will be 10% compounded monthly. GCEF may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is the lesser of $1.00 or sixty percent (60%) of the lowest closing price for our common stock in the twenty trading days immediately preceding the conversion date.

Going Concern

These interim unaudited consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that ourassets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the interim unaudited consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we not be unable to continue as a going concern.

Off Balance Sheet Arrangements

As of May 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting as of May 31, 2015 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review. Management believes that the material weakness in its controls and procedures did not have an effect on our financial results.

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

On December 15, 2015, we issued 1,600 shares of common stock at a price of $1.25 per share for total cash proceeds of $2,000. Proceeds were used to fund general operating expenses.

On January 28, 2015, we issued 200,000 shares of common stock to Hallmark Investments, Inc. for consulting services. The stock was issued at the closing price on the date of grant of $1.60 for total non-cash expense of $320,000. The expense is being recognized over the six month term of the agreement.

On January 30, 2015, we issued 15,380 shares of preferred stock at a price of $5.00 per share for total cash proceeds of $76,900 to Finiks Capital, LLC. Proceeds were used to pay loans and accounts payable.

On January 30, 2015, we issued 12,500 shares of common stock to Scott Messier for consulting services. The stock was issued at the closing price on the date of grant of $1.62 for total non-cash expense of $20,250. The expense is being recognized over the six month term of the agreement.

On March 27, 2015, we issued 50,000 shares of common stock to Dr. Gary Gelbfish in connection with the issuance of a convertible promissory note. The fair value of the common stock issued was determined to be $41,349 based its fair value relative to the fair value of the debt issued.

On April 14, 2015, we issued 100,000 shares of common stock for to Hallmark Investments, Inc. consulting services. The stock was issued at the closing price on the date of grant of $1.00 for total non-cash expense of $100,000. The expense is being recognized over the six month term of the agreement.

On May 11, 2015, we issued 14,495 shares of common stock to Union Capital, LLC in connection with the issuance of a convertible promissory note. The stock was issued at the closing price on the date of grant of $1.25 for total non-cash expense of $18,119. The expense has been recognized as a loan fee.

On May 12, 2015, we issued 14,495 shares of common stock to Adar Bays, LLC in connection with the issuance of a convertible promissory note. The stock was issued at the closing price on the date of grant of $1.10 for total non-cash expense of $15,930. The expense has been recognized as a loan fee.

On May 29, 2015, we issued 15,000 shares of common stock to Typenex Co-Investment, LLC in connection with the issuance of a convertible promissory note. The stock was issued at the closing price on the date of grant of $1.08 for total non-cash expense of $16,185. The expense has been recognized as a loan fee.

On June 4, 2015, we issued 5,000 shares of common stock to for a loan fee in connection with the execution of the convertible promissory note with Black Mountain Equities, Inc. The stock was issued at the closing price on the date of grant of $1.15 for total non-cash expense of $5,750.

On June 15, 2015, we issued 100,000 shares of common stock to Hallmark Investments, LLC for consulting services. The stock was issued at the closing price on the date of grant of $1.20 for total non-cash expense of $120,000.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 16, 2015, Harris & Gillespie CPA’S, PLLC was deregistered per PCAOB Release No. 105-2015-011. As a result of the transaction, on June 16, 2015, the Former Accountant effectively resigned as the Company’s independent registered public accounting firm and the Company engaged Michael Gillespie & Associates, PLLC as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Convertible Note issued to JMJ Financial dated April 29, 2015
10.2	Secured Convertible Promissory Note issued to Typenex Co-Investment, LLC dated May 29, 2015
10.3	Securities Purchase Agreement with Typenex Co-Investment, LLC dated May 29, 2015
10.4	Security Agreement with Typenex Co-Investment, LLC dated May 29, 2015
10.5	Investor Note #1 from Typenex Co-Investment, LLC dated May 29, 2015
10.6	Investor Note #2 from Typenex Co-Investment, LLC dated May 29, 2015
10.7	Investor Note #3 from Typenex Co-Investment, LLC dated May 29, 2015
10.8	Convertible Note issued to Black Mountain Equities, Inc. dated June 4, 2015
10.9	Convertible Promissory Note issued to GCEF Opportunity Fund, LLC dated June 30, 2015
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avalanche International, Corp.
Date:	July 16, 2015

By:	/s/ Philip Mansour Philip Mansour
Title:	Chief Executive Officer and Director

Date:	July 16, 2015

By:	/s/ Rachel Boulds Rachel Boulds
Title:	Chief Financial Officer
27