Form 10-Q
period 2015-08-31
AVALANCHE INTERNATIONAL, CORP.
filed 2016-01-25
CIK 1537169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,314,248 common shares as of January 20, 2016.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

Avalanche International, Corp. and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

ASSETS	August 31, 2015	November 30, 2014
Current Assets:		(Restated)
Cash	$656	$2,247
Accounts receivable, related party	17,190	—
Loan and interest receivable	12,798	—
Loan and interest receivable, related party	167,326	—
Inventory	2,680	25,900
Total current assets	200,650	28,147
Other assets	705	526
Total assets	$201,355	$28,673

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$129,731	$87,217
Accounts payable, related party	—	88,572
Due to related parties	12,709	6,927
Derivative liability	717,796	—
Convertible notes payable, net of discount of $328,700 and $9,040, respectively	239,085	54,210
Loans payable	33,934	18,300
Total current liabilities	1,133,255	255,226
Long Term Liabilities
Convertible note payable, net of discount of $23,300	37,227	—
Total liabilities	1,170,482	255,226

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 75,000,000 shares authorized; 5,703,816 and 5,144,400 shares issued and outstanding, respectively	5,705	5,144
Preferred stock, $0.001 par value; 10,000,000 shares authorized	—	—
Class A Preferred stock, $0.001 par value; 50,000 shares designated, 29,380 and 14,000 shares issued and outstanding, respectively	29	14
Additional paid-in capital	966,775	203,445
Accumulated deficit	(1,941,636)	(435,156)
Total stockholders’ equity (deficit)	(969,127)	(226,553)
Total liabilities and stockholders’ equity	$201,355	$28,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

Avalanche International, Corp. and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2015	2014	2015	2014
		(Restated)		(Restated)
Revenue	$169	$6,431	$38,831	$10,172
Cost of revenue	258	1,098	29,550	3,279
Gross margin	(89)	5,333	9,281	6,893

Operating Expenses:
Advertising and marketing	-	61,193	6,364	61,193
General and administrative	488,466	84,406	1,050,951	123,538
Total operating expense	488,466	145,599	1,057,315	184,731
Net loss from operations	(488,555)	(140,266)	(1,048,034)	(177,838)
Other income (expense):
Interest income	6,074	-	6,074	-
Interest expense	(28,208)	-	(39,063)	-
Interest expense – debt discount	(164,685)	-	(248,863)	-
Loss on issuance of convertible debt	(55,093)	-	(356,402)	-
Change in fair value on derivative liability	(2,968)	-	179,808	-
Total other expense	(244,880)	-	(458,446)	-
Loss before income tax	(733,435)	(140,266)	(1,506,480)	(177,838)
Provision for income taxes	-	-	-	-
Net Loss	$(733,435)	(140,266)	$(1,506,480)	$(177,838)
Loss per common share
Basic and diluted	$(0.13)	$(0.03)	$(0.28)	$(0.04)
Weighted average common shares
Basic and diluted	5,651,549	5,075,478	5,442,147	5,071,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

Avalanche International, Corp. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended August 31,
	2015	2014
Cash flows from operating activities:		(restated)
Net loss for the period	$(1,506,480)	$(177,838)
Adjustments to reconcile net loss to net cash used by operating activities:
Share based compensation	680,487	—
Debt discount amortization	248,863	—
Loss on issuance of convertible debt	356,402	—
Gain on derivative liability	(179,808)	—
Changes in operating assets and liabilities:
Accounts receivable	(17,190)	(154)
Inventory	23,220	(13,180)
Other assets	8,860	—
Accounts payable and accrued expense	37,696	67,469
Accounts payable – related party	(88,572)	41,240
Other liabilities	—	4,771
Accrued interest	28,401	—
Accrued compensation	(2,412)	1,860
Net cash used in operating activities	(410,533)	(75,832)
Cash flows from investing activities:
Loan and interest receivable	(12,798)	—
Loan and interest receivable, related party	(160,197)	—
Net cash used by investing activities	(172,995)	—
Cash flows from financing activities:
Proceeds from convertible notes payable	508,000	—
Proceeds from other loans	21,305	—
Payments of note payable	(32,050)	—
Advances from related parties	58,366	—
Repayment of related party advances	(52,584)	—
Proceeds from issuance of common stock	2,000	28,000
Proceeds from issuance of preferred stock	76,900	60,000
Net cash provided by financing activities	581,937	88,000
Increase (decrease) in cash	(1,591)	12,168
Cash, beginning of period	2,247	—
Cash, end of period	$656	$12,168
Supplemental Disclosures:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—
Non-Cash Investing and Financing Information:
Common stock issued for conversion of debt	$4,518	$—
Derivative liability recorded in connection with convertible debt	$717,796	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Avalanche International, Corp. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

August 31, 2015

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Avalanche International, Corp. (“the Company”) was incorporated under the laws of the State of Nevada on April 14, 2011. The company had plans to distribute crystallized glass tile in the North American markets to wholesale customers. On May 14, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our sole officer and director, John Pulos. Pursuant to the Agreement, the Company transferred all assets to Mr. Pulos. In exchange for this assignment of assets, Mr. Pulos agreed to assume and cancel all liabilities due to him. In conjunction with the change in management, it was decided to abandon this line of business and become a holding company with operations at the subsidiary levels only. The Company formed its first wholly owned subsidiary, Smith and Ramsay Brands, LLC (“SRB”), on May 19, 2014. The Company acquired certain perpetual license, know how, product, name license and other capabilities from Smith and Ramsay, LLC, a Nevada company. Smith and Ramsay Brands, LLC is a manufacturer and distributor of flavored liquids for electronic vaporizers and eCigarettes and distributor of vape accessories. SRB manufactures its premium signature brand of eLiquid, Smith and Ramsay, a line that features all natural flavors produced in the United States. SRB rolled out its flagship product to targeted areas in the fall of 2014, following its pre-launch phase. The Smith and Ramsay line was manufactured, packaged and strategically distributed on a limited basis to generate revenue in test markets. The Company’s goal is to maintain a high standard of quality and to insure the production and warehouse environments, processes and procedures continue to meet or exceed guidelines of the FDA, and are in line with International Organization for Standardization (“ISO”) and Current Good Manufacturing Practices (“cGMP”).

Basis of Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission ("SEC") for interim financial information and the SEC instructions to Form 10-Q, accordingly, they do not include all of the information and footnotes required by U.S. GAAP for completed financial statements. In the opinion of management, all adjustments necessary in order for the financial statements to not be misleading have been reflected herein. Operating results for the interim period ended August 31, 2015 are not necessarily indicative of the results that can be expected for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended November 30, 2014.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payment arrangements, estimating the fair value of equity instruments recorded as derivative liabilities, and estimating the useful lives of amortizable assets and whether impairment charges may apply.

Principles of Consolidation

The consolidated financial statements include the accounts of Avalanche International, Corp. and its wholly-owned subsidiary Smith and Ramsay Brands, LLC. All significant intercompany accounts and transactions have been eliminated.

Reclassification

The Company reclassified debt issuance costs from current assets to short-term debt, net on the condensed consolidated balance sheets for all periods presented pursuant to early adoption of Accounting Standards Update ("ASU") No. 2015-03 - Simplifying the Presentation of Debt Issuance Costs.

Convertible Instruments

The Company bifurcates conversion options from their host instruments and account for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

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

NOTE 2 – GOING CONCERN

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has an accumulated deficit of $1,941,636 as of August 31, 2015 and a net loss of $1,506,480 for the nine months ended August 31, 2015, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock.

NOTE 3 – LOAN RECEIVABLE

On June 5, 2015, the Company executed a Promissory Note Sale Agreement with Black Mountain Equities, Inc. The agreement transferred and assigned the Convertible Note, dated March 5, 2014 issued by IDS Industries, Inc. (now Aja Cannafacturing, Inc.) to Black Mountain Equities, Inc. The Note was transferred in consideration of payment of $12,500. On the same day the Company executed a Promissory Note with Aja Cannafacturing, Inc. for $12,500. The note is unsecured, accrues interest at 10% and is due December 31, 2015. This loan is currently in default and being renegotiated.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended August 31, 2015, the Company sold $34,017 in products to Vape Nation, generating 87.6% of its revenue. Vape Nation, is 50% owned by MCKEA Holdings, LLC. MCKEA Holdings, LLC is the majority member of Philou Ventures, LLC, which is our controlling shareholder. Kristine L. Ault is the Manager of MCKEA Holdings, LLC and the wife to the Chairman of Avalanche International, Corp.

Cross Click Media, Inc. (“Cross Click”) performs sales, marketing, and investor relation services for the Company. MCKEA Holdings, LLC is the controlling shareholder of Cross Click Media, Inc. MCKEA Holdings, LLC is also the majority member of Philou Ventures, LLC, which is our controlling shareholder.

Cross Click performed services on behalf of the Company in the amount of $53,679 and $60,000 for the three months ended August 31, 2015 and 2014 and $97,000 and $60,000 for the nine months ended August 31, 2015 and 2014, which are included in advertising and marketing expense in the statement of operations.

Loan receivable, related party

On June 5, 2015, the Company executed a Promissory Note Sale Agreement with Black Mountain Equities, Inc. The agreement transferred and assigned the Convertible Note, dated March 5, 2014 issued by Cross Click Media, Inc. to Black Mountain Equities, Inc. The Note was transferred in consideration of payment of $12,500. On the same day the Company executed a Promissory Note with Cross Click Media, Inc. for $12,500. The note is unsecured, accrues interest at 10% and is due December 31, 2015.

In addition, the Company loaned Cross Click approximately $202,500.  Approximately $54,000 of accounts payable for services performed by Cross Click Media, Inc. was used to reduce to the loan receivable.  The loan is due in one year and bears interest at 12%.  As of August 31, 2015 principal and interest of approximately $161,000 was outstanding.  Principal and interest from the loan of approximately $167,000 are included in Loan Receivable, related party on the balance sheet. This loan is currently in default and being renegotiated.

Interest income of $6,062 was included in the statement of operations for the three and nine months ended August 31, 2015. This loan is currently in default and being renegotiated.

NOTE 5 – LOANS PAYABLE

On November 26, 2014, the Company executed a Promissory Note with Argent Offset, LLC for $12,500. The note included a $500 loan fee, accrued interest at 10%, compounded monthly, and was due December 5, 2014. A late payment fee of $500 per day was to be incurred from December 6, 2014 through December 7, 2014 and then increases to $1,000 per day. On February 1, 2015, the Company entered into a Temporary Forbearance Agreement with Argent. Under the forbearance agreement, the Company agreed to pay a forbearance fee of $7,500. The new loan will bear interest at an annual rate of 10% until due on August 1, 2015. Further, we have agreed to pay 12.5% of any new funds invested in the company until the amount due is paid in full. As of August 31, 2015, $11,500 has been repaid on this loan and an additional $8,129 added, leaving a balance of $17,129 and accrued interest of $1,301. This loan is currently in default and being renegotiated.

During the third quarter of fiscal year 2015 Argent Offset, LLC advanced the Company $4,305 to pay for certain operating expenses. The advances are unsecured, non-interest bearing and due on demand.

On March 17, 2015, the Company executed a Promissory Note for $10,750 with Strategic IR, Inc. The note bears interest at 10% per annum and is due on or before April 16, 2015. The note includes a one-time loan fee of $1,750 for a total due of $12,500. On April 16, 2015, the interest increased to 21% since the note has not yet been repaid. Accrued interest as of August 31, 2015, is $936. This note is currently in default.

On August 10, 2015, the Company executed a Short Term Promissory Note for $5,000 with a third party. The note required a $250 loan fee, was unsecured, accrued interest at 10% and was due August 19, 2015. The note and $23 of accrued interest was repaid in full on August 27, 2015.

	Issue Date	Maturity Date	Stated Interest Rate	Principle Balance Outstanding 8/31/2015
Argent Offset, LLC	11/26/14	8/1/15	10%	$17,129
Argent Offset, LLC	various	demand	n/a	4,305
Strategic IR, Inc.	3/17/15	4/16/2015	21%	12,500
				$33,934

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The following is a summary of outstanding convertible promissory notes as of November 30, 2014:

	Issue Date	Maturity Date	Stated Interest Rate	Conversion Terms	Principle Balance Outstanding 11/30/2014
LG Capital Funding, LLC	11/3/2014	11/3/2015	8%	Not yet convertible	63,250

	Face Value	Initial Discount	Accumulated Amortization	Carrying Value
LG Capital Funding, LLC	63,250	9,040	-	54,210

The following is a summary of outstanding convertible promissory notes as of August 31, 2015:

	Issue Date	Maturity Date	Stated Interest Rate	Conversion Terms (1)	Principle Balance Outstanding 8/31/2015
LG Capital Funding, LLC	11/3/2014	11/3/2015	8%	$0.24	$ 59,000 (2)
Dr. Gary Gelbfish	3/27/2015	9/23/2015	10%	0.37	100,000
JMJ Financial	4/29/2015	4/29/2017	12%	0.24	33,000
Union Capital, LLC	5/11/2015	5/11/2016	8%	0.24	115,000
Adar Bays, LL	5/12/2015	5/12/2016	8%	0.24	115,000
Typenex Co-Investment, LLC	5/29/2015	6/29/2016	10%	0.50	87,500
Black Mountain Equities, Inc.	6/4/2015	6/4/2016	8%	0.28	55,000
Lord Abstract, LLC	6/30/2015	6/30/2016	10%	0.24	8,800
GCEF Opportunity Fund, LLC	6/30/2015	6/30/2016	10%	0.24	27,500
JMJ Financial	8/27/2015	8/27/2017	12%	0.24	27,500
					$628,300

(1)	Conversion terms vary between a 30% - 40% discount on lowest or closing prices for a specified time period preceding conversion.
(2)	Converted $4,250 of principle to common stock.

Accrued interest on the above notes was $26,285 and $374 as of August 31, 2015 and November 30, 2014, respectively.

Debt discount expense including original issue discounts for the three and nine months ended August 31, 2015 was $164,685 and $248,863, respectively. Carrying value, of all convertible notes, net of debt discounts as of August 31, 2015 is $276, 312.

Based on the fair value of the embedded conversion options on the day of issuance a loss of $55,093 and $356,402 for the three months and nine months ended August 31, 2015 was recorded in the statement of operations.

Principal amounts payable for convertible notes payable and due to related parties for the following fiscal years is as follows:

Twelve months ended November 30,
2015	$205,655
2016	408,800
2017	60,500
2018	—
2019	—
Total Future Maturities	$674,955

NOTE 7 – FAIR VALUE MEASUREMENTS

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of August 31, 2015:

Fair value measured at August 31, 2015
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	August 31, 2015	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$717,796	$—	$—	$717,796

 There were no transfers between Level 1, 2 or 3 during the nine month period ended August 31, 2015.

The following table presents changes in Level 3 liabilities measured at fair value for the nine month period ended August 31, 2015. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Derivative Liability
Balance – November 30, 2014	$—
Initial valuation	627,559
Change in fair value on derivative	(182,776)
Balance – May 31, 2015	444,783
Initial valuation	270,045
Change in fair value on derivative	2,968
Balance – August 31, 2015	$717,796

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2015 is as follows:

Date of valuation	August 31, 2015	Inception
Stock price	$0.50	$2.46 – 0.50
Conversion price	.24 – 0.28	.24 – 1.20
Volatility (annual)	116% - 373%	111% - 159%
Risk-free rate	.05% - .75%	.08% - .56%
Years to maturity	.18 - 2	.5 - 2

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 8 - COMMON STOCK

The Company is authorized to issue 75,000,000 common shares with a par value of $0.001 per share.

Private placements

On December 15, 2014, the Company issued 1,600 shares of common stock at a price of $1.25 per share for total cash proceeds of $2,000.

Share based compensation

On March 27, 2015, we issued 50,000 shares of common stock to Dr. Gary Gelbfish in connection with the issuance of a convertible promissory note. The fair value of the common stock issued was determined to be $41,349 based its fair value relative to the fair value of the debt issued.

During the nine months ended August 31, 2015, the Company issued 440,000 shares of common stock to service providers for total non-cash compensation of $583,125. All shares were valued based on the closing price of the stock on the date of grant.

During the nine months ended August 31, 2015, the Company issued 48,990 shares of common stock, in connection with the issuance of convertible promissory notes, for total non-cash compensation of $56,063. All shares were valued based on the closing price of the stock on the date of grant.

Convertible debt conversion

On August 19, 2015, the Company issued 18,826 shares of common stock to LG Capital Funding, LLC in conversion of $4,250 of principal and $268 of accrued interest.

NOTE 9 - PREFERRED STOCK

The Company is authorized to issue 10,000,000 preferred shares with a par value of $0.001 per share.

On July 31, 2014, the Board of Directors designated a series of preferred stock titled Class A Convertible Preferred Stock consisting of 50,000 shares. Each share of Class A Convertible Preferred Stock (“preferred stock”) has a stated value of $5.00 per share. The holders of preferred stock have no voting rights. The holders are entitled to receive cumulative dividends at a rate of 10% of the stated value per annum, payable twice a year, subject to the availability of funds and approval by the Board of Directors. In the discretion of the Board of Directors dividends may be paid with common stock. In the event of liquidation or dissolution of the Company each holder of preferred stock shall be entitled to be paid in cash $5 per share plus cumulative dividends if any

On January 30, 2015, the Company issued 15,380 shares of preferred stock at a price of $5.00 per share for total cash proceeds of $76,900.

NOTE 10 – LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS

The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three and nine months ended August 31, 2015 and 2014. Potentially dilutive shares were excluded from the computation as of August 31, 2015 and 2014 since they would have been anti-dilutive.

	Three Months Ended August 31,		Nine Months Ended August 31,
	2015	2014	2015	2014
Loss applicable to common stockholders	$(733,435)	$(140,266)	$(1,506,480)	$(177,838)

Basic and diluted loss per common share	$(0.13)	$(0.03)	$(0.28)	$(0.04)

Weighted average common shares outstanding (1):
Basic and diluted shares	5,651,549	5,075,478	5,442,147	5,071,839

Potentially dilutive securities (2):
Convertible notes (3)	2,254,942	—	2,254,942	—
Convertible preferred stock (3)	528,193	—	528,193	—

(1)	Excludes nonvested restricted stock and restricted stock units.
(2)	Excludes grants with performance and market conditions as the necessary conditions have not been satisfied.
(3)	The impact of the convertible notes and the convertible preferred stock on earnings per share is antidilutive in a period of loss.

NOTE 11 – LETTER OF INTENT AND COMMITMENTS

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

The anticipated closing date of the acquisition will be in in 120 days from the date of the LOI and will be documented by a definitive agreement to be prepared by the parties.  The transaction must close by the later of: (i) 120 days from the date of the LOI, or (ii) 60 days after delivery of audited financial statements and auditor reviewed subsequent quarters for JS, which is a condition to closing.  There are numerous additional conditions to closing of the acquisition, including, but not limited to: (i) execution of the definitive agreement by not less than 65% of JS’s stockholders and compliance with JS’s bylaws and a buy/sell agreement governing its common stock, (ii) our readiness and ability to pay the required portion of the purchase price to each JS stockholder who is ready and willing to sell its shares, and (iii) concurrent closing of an additional agreement under which we will purchase S&J Design Labs, LLC, the affiliated company which owns the building and equipment used in JS’s operations.  As of the date of this filing the auditor reviews of the subsequent quarters have not yet been completed. Both parties have agreed to extend the closing until all conditions have been met.

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

On August 4, 2015, we entered into a Secured Promissory Note (the “Note”) with JS. Under the Note, we intend to lend up to $400,000 to JS in order to provide short-term financing pending our intended acquisition of JS. The Note calls for an initial advance in the amount of $200,000 to be made as soon as practicable. Up to two additional advances of $100,000 each may be made thirty and sixty days, respectively, from the date of the Note. The Note bears interest at a rate of ten percent per year and is due in one year. Monthly payment of interest only are due beginning September 1, 2015. The Note is secured by substantially all of the assets of JS.  Through the date of this filing we have not provided financing associated with this commitment.

Also on August 4, 2015, we executed an Amendment to the LOI. The original LOI required that the parties settle on a purchase price for affiliated company S&J Design Labs, LLC within thirty days of the LOI. The Amendment allows the parties until the closing date of the acquisition to set a purchase price for S&J Design Labs, LLC.

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

NOTE 12 – RESTATEMENT

The consolidated financial statements for the year ended November 30, 2014 and for the three and nine months ended August 31, 2014 have been amended to expense the previously capitalized licensing fee. An analysis of those restated numbers are as follows.

	November 30, 2014
	As Reported	Adjustment	As Restated
Product license	$29,250	$(29,250)	$-
Total assets	66,963	(29,250)	37,713

Accumulated deficit	(405,906)	(29,250)	(435,156)
Total stockholders’ equity (deficit)	(197,303)	(29,250)	(226,553)
Total liabilities and stockholders’ equity	66,963	29,250	37,713

	For the Three Months Ended August 31, 2014			For the Nine Months Ended August 31, 2014
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
General and administrative	$70,906	$13,500	$84,406	$107,788	$15,750	$123,538
Total Operating Expenses	132,099	13,500	145,599	168,981	15,750	184,731
Net loss from operations	$(126,766)	$(13,500)	$(140,266)	$(162,088)	$(15,750)	$(177,838)

	For the Three Months Ended May 30, 2015			For the Six Months Ended May 30, 2015
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
General and administrative	$363,769	$11,250	$375,019	$537,735	$24,750	$562,485
Total Operating Expenses	363,769	11,250	375,019	544,099	24,750	568,849
Net loss from operations	$(570,226)	$(11,250)	$(581,476)	$(748,295)	$(24,750)	$(773,045)

NOTE 13 - SUBSEQUENT EVENTS

On September 8, 2015, the Company issued 22,239 shares of common stock to LG Capital Funding, LLC in conversion of $5,000 of principal and $338 of accrued interest.

On September 21, 2015, pursuant to individual Notices of Conversion executed by each of the holders of its Class A Convertible Preferred Stock, the Corporation exchanged all 29,380 shares of its issued and outstanding Class A Convertible Preferred Stock, as well as accrued dividends thereon in the amount of $11,556, for a total of 528,193 shares common stock.

On October 8, 2015, the Company entered into a Promissory Note (the “Note”) with Studio Capital, LLC. (“Studio”). Under the Note, the Company borrowed the sum of $125,000. The Note featured an original issue discount of $25,000, resulting in net funding to the Company of $100,000. The Note is due in six (6) months and does not bear interest. As additional consideration to Studio, the Company agreed to issue it five thousand (5,000) shares of common stock.

On October 8, 2015, the Company issued 30,000 shares of common stock to an individual for consideration of personally guaranteeing the Promissory Note to Studio Capital, LLC.

On December 2, 2015, the Company entered into a Promissory Note (the “Note”) with a third party. Under the Note, the Company borrowed the sum of $125,000. The Note featured an original issue discount of $25,000, resulting in net funding to the Company of $100,000. The Note is due in sixty (60) days and does not bear interest. As additional consideration to the investor, the Company agreed to issue a warrant to purchase up to 100,000 shares of the Company’s common stock at a price of $0.01 per share, exercisable for a period of one year.

On December 2, 2015, the Company entered into a Promissory Note (the “Note”) with a third party. Under the Note, the Company borrowed the sum of $125,000. The Note featured an original issue discount of $25,000, resulting in net funding to the Company of $100,000. The Note is due in sixty (60) days and does not bear interest. As additional consideration to the investor, the Company agreed to issue a warrant to purchase up to 100,000 shares of the Company’s common stock at a price of $0.01 per share, exercisable for a period of one year.

December 10, 2015, the Company entered into a Subscription Agreement with a third party, whereby it sold 25,000 shares of common stock for $5,000.

In January of 2016, the Company entered into Amendments to its promissory notes with Adar Bays, Union Capital, LG Capital, and Typenex (the “Amendments”).In general, each of the Amendments stipulates that the lender will, for a period of ninety (90) days, convert no more than ten percent (10%) of the principal amount due under their notes in any thirty (30) day period. In addition, the specific Amendments also provide as follows:

•	The Adar Bays and Union Capital Amendments each provide that the conversion discount shall be increased by 5%, such that these notes are convertible at 55%, rather than 60%, of market price as defined in the notes. Further, the pricing period, or “look-back” for determining the conversion price has been extended from 20 days to 25 days, and the pre-payment penalty has been increased to 150%.

•	The LG Capital Amendment also calls for additional consideration to LG Capital in the form of warrants to purchase 75,000 shares of our common stock at a price of $0.30 per share, exercisable for 3 years. Also, we will be permitted to re-pay the LG Capital note with the applicable penalty set forth in the note for a pre-payment made between 91 and 180 days after issue.

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

It is the plan of SRB to move into the market place during 2015 and over the next twenty four (24) months following its launch mid-Fall of 2014 of its Smith and Ramsay signature brand upon threshold funding being reached. Management’s goal is to expand aggressively with additional flavors in the signature brand, and expanding through additional new brands and the acquisition and distribution of signature and non-signature accessories. The signature line of premium vape liquid will focus on the Vape store and traditional smoke shop markets, while another brand product line and offerings will focus on the convenience store and gas station marketplace, and other lines will target ethnic-specific markets, etc. Additional products within these brand lines as well as external to these lines will focus on combination hardware/liquid market that includes disposable devices with preloaded liquid, and/or preloaded cartridges for use in specific types of devices.

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

Domain Names

www.AvalancheInternationalCorp.com

www.Smith AndRamsay.co

www.SmithAndRamsay.com

www.SmithAndRamsayBrands.co

www.SmithAndRamsayBrands.com

www.SmithAndRamsayBrands.info

www.SmithAndRamsayBrands.net

www.SmithAndRamsayBrands.org

www.SmithNRamsay.com

www.SmithAndRamsay.com

Employees

As of August 31, 2015, we employed two permanent management level personnel and work with outside labor and consultants to complete the tasks at hand. We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.

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

The anticipated closing date of the acquisition will be in in 120 days from the date of the LOI and will be documented by a definitive agreement to be prepared by the parties.  The transaction must close by the later of: (i) 120 days from the date of the LOI, or (ii) 60 days after delivery of audited financial statements and auditor reviewed subsequent quarters for JS, which is a condition to closing.  There are numerous additional conditions to closing of the acquisition, including, but not limited to: (i) execution of the definitive agreement by not less than 65% of JS’s stockholders and compliance with JS’s bylaws and a buy/sell agreement governing its common stock, (ii) our readiness and ability to pay the required portion of the purchase price to each JS stockholder who is ready and willing to sell its shares, and (iii) concurrent closing of an additional agreement under which we will purchase S&J Design Labs, LLC, the affiliated company which owns the building and equipment used in JS’s operations.  As of the date of this filing the auditor reviews of the subsequent quarters have not yet been completed. Both parties have agreed to extend the closing until all conditions have been met.

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

On August 4, 2015, we entered into a Secured Promissory Note (the “Note”) with JS. Under the Note, we intend to lend up to $400,000 to JS in order to provide short-term financing pending our intended acquisition of JS. The Note calls for an initial advance in the amount of $200,000 to be made as soon as practicable. Up to two additional advances of $100,000 each may be made thirty and sixty days, respectively, from the date of the Note. The Note bears interest at a rate of ten percent per year and is due in one year. Monthly payment of interest only are due beginning September 1, 2015. The Note is secured by substantially all of the assets of JS. Through the date of this filing we have not provided financing associated with this commitment. Through the date of this filing we have not provided financing associated with this commitment.

Also on August 4, 2015, we executed an Amendment to the LOI. The original LOI required that the parties settle on a purchase price for affiliated company S&J Design Labs, LLC within thirty days of the LOI. The Amendment allows the parties until the closing date of the acquisition to set a purchase price for S&J Design Labs, LLC.

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

Results of Operations for the three months ended August 31, 2015 compared to the three months ended August 31, 2014.

Revenue

For the three months ended August 31, 2015, revenue was $169 compared to $6,431 for the three months ended August 31, 2014. In the current period sales have been largely put on hold while the Company focuses its efforts in other areas.

Advertising and marketing – while there were no costs incurred in the current period ended August 31, 2015, for advertising and marketing, in the prior period for the three months ended August 31, 2014 we incurred $61,193 of advertising and marketing costs in connection with the promotion of our new line of business and products.

General and administrative - for the three months ended August 31, 2015 general and administrative expense were $488,466 compared to $84,406 for the three months ended August 31, 2014.

Major components of G&A expense consists of the following:

Compensation expense – for the three months ended August 31, 2015, compensation expense for our CFO and CEO totaled $28,858 compared to $18,360 for the three months ended August 31, 2014. Compensation is determined by the amount of time our officers spend working directly on Company matters. In the current period that time has increased due to reporting requirements and efforts to acquire J.S. Technologies, Inc.

Professional fees – Professional fees for the three months ended August 31, 2015 were $28,974 compared to $16,424 for the three months ended August 31, 2014. The increase is due to increased legal and audit fees associated with compliance and filing obligations.

Stock for services – Stock is issued for various services by the company in lieu of cash compensation. For the three months ended August 31, 2015 the Company incurred $331,292 of total non-cash expense as a result of issuing stock for services. No stock was issued for services in the prior period.

Other income and expense

During the three months ended August 31, 2015 we incurred $28,208 of interest expense on loans, $164,685 of expense for amortization of debt discount, expense for loss on issuance of convertible debt of $55,093, had a loss on the change in fair market value of our derivative liability of $2,968 and interest revenue of $6,074, none of which we had in the prior year. With the exception of the interest revenue these new revenues and expenses are a result of the convertible debt acquired.

Net loss

The Company had a net loss of $733,435 for the three months ended August 31, 2015 compared to a net loss of $140,266 for the three months ended August 31, 2014. The increase in net loss is mainly due to the increases in non-cash expense for stock for services and our other expenses associated with the convertible debt.

Results of Operations for the nine months ended August 31, 2015 compared to the nine months ended August 31, 2014.

Revenue

For the nine months ended August 31, 2015, revenue was $38,831 compared to $10,172 for the nine months ended August 31, 2014. For the nine months ended August 31, 2014 we had just started to sell our new vape liquid. Revenue in the current period consists of sales of our vape liquid as well as vape pens and accessories.

Advertising and marketing – for the nine months ended August 31, 2015 advertising and marketing expense was $6,364 compared to $61,193 for the nine months ended August 31, 2014. In the prior year more funds were allocated to the promotion of our new vape business and products. In the current year efforts and funds are being redirected to other areas of growing the business such as the pending acquisition of J.S. Technologies, Inc.

General and administrative - for the nine months ended August 31, 2015 general and administrative expense were $1,050,951 compared to $123,538 for the nine months ended August 31, 2014.

Major components of G&A expense consists of the following:

Compensation expense – for the nine months ended August 31, 2015, compensation expense for our CFO and CEO totaled $65,593 compared to $18,360 for the nine months ended August 31, 2014. Compensation is determined by the amount of time our officers spend working directly on Company matters. In the current period that time has increased due to reporting requirements and efforts to acquire J.S. Technologies, Inc.

Professional fees – Professional fees for the nine months ended August 31, 2015 were $85,467 compared to $28,617 for the nine months ended August 31, 2014. The increase is due to increased legal and audit fees associated with compliance and filing obligations.

Stock for services – Stock is issued for various services by the company in lieu of cash compensation. For the nine months ended August 31, 2015 the Company incurred $583,125 of total non-cash expense as a result of issuing stock for consulting services. No stock was issued for services in the prior period.

Other income and expense

During the nine months ended August 31, 2015 we incurred $39,063 of interest expense on loans, $248,863 of expense for amortization of debt discount, expense for loss on issuance of convertible debt of $356,402 and had a gain on the change in fair market value of our derivative liability of $179,808 and interest revenue of $6,074, none of which we had in the prior year. With the exception of the interest revenue these new revenues and expenses are a result of the convertible debt acquired.

Net loss

The Company had a net loss of $1,506,480 for the nine months ended August 31, 2015 compared to a net loss of $177,838 for the nine months ended August 31, 2014. The increase in net loss is mainly due to the increases in non-cash expense for stock for services and our other expenses associated with the convertible debt.

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

As of August 31, 2015, we had an accumulated deficit of $1,941,636 and a net loss for the nine months ended August 31, 2015 of $1,506,480. For the nine months ended August 31, 2015, net cash used in operating activities was $410,533, net cash used for investing activities was $172,995 and we had net cash from financing activities of $581,937.

On October 8, 2015, we entered into a Promissory Note (the “Note”) with Studio Capital, LLC. (“Studio”). Under the Note, we borrowed the sum of $125,000. The Note featured an original issue discount of $25,000, resulting in net funding to us of $100,000. The Note is due in six (6) months and does not bear interest. As additional consideration to Studio, we have agreed to issue it five thousand (5,000) shares of our common stock. Our liability under the Note has been guaranteed by our Chairman, Milton C. Ault III and by one of our shareholders, Steven Jon Smith.

Going Concern

These interim unaudited consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the interim unaudited consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we not be unable to continue as a going concern.

Off Balance Sheet Arrangements

As of August 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Management has evaluated the effectiveness of our internal control over financial reporting as of August 31, 2015 based on the control criteria established in a report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review. Management believes that the material weakness in its controls and procedures did not have an effect on our financial results.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of FY 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds -

December 10, 2015, the Company entered into a Subscription Agreement with a third party, whereby it sold 25,000 shares of common stock for $5,000. Proceeds from the sale were used for general operating expenses.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Secured Promissory Note issued to Lori Livingston
10.2	Amendment to Secured Convertible Promissory Note with Typenex Co-Investment, Inc.
10.3	First Amendment to 8% Convertible Redeemable Note with LG Capital Funding, LLC
10.4	First Amendment to 8% Convertible Redeemable Notes with Union Capital, LLC
10.5	First Amendment to 8% Convertible Redeemable Notes with Adar Bays, LLC
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avalanche International, Corp.

Date:	January 25, 2016

By:	/s/ Philip Mansour Philip Mansour
Title:	Chief Executive Officer and Director

Date:	January 25, 2016

By:	/s/ Rachel Boulds Rachel Boulds
Title:	Chief Financial Officer
21