Form 10-K
period 2015-11-30
AVALANCHE INTERNATIONAL, CORP.
filed 2017-04-28
CIK 1537169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2015.
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-179028
Avalanche International, Corp.
(Exact name of registrant as specified in its charter)

Nevada	38-3841757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5940 S. Rainbow Blvd., Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)
(888) 863-9490
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:          None

Securities registered under Section 12(g) of the Act:          Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding year (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of May 31, 2015 was $3,069,889.

There were 5,092,254 shares of common stock outstanding as of April 27, 2017.

Documents incorporated by reference: None

FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2015

i

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. We undertake no obligation to update any forward-looking statements except as required by law.

Item 1.  Business.

DESCRIPTION OF BUSINESS

In this Annual Report, unless the context requires otherwise, references to the “Company,” “Avalanche,” “we,” “our company” and “us” refer to Avalanche International, Corp., a Nevada corporation, together with its subsidiaries.

Company Overview and Description of Business

Avalanche is a holding company currently engaged in acquiring and/or developing businesses in which the Company maintains a controlling interest. The Company anticipates that its subsidiaries will be engaged in a number of diverse business activities. The Company currently has two wholly-owned subsidiaries, Smith and Ramsay Brands, LLC (“SRB”) and Restaurant Capital Group, LLC (“RCG”). SRB was formed on May 19, 2014, and RCG was formed on October 22, 2015. SRB was originally formed as a manufacturer and distributor of flavored liquids for electronic vaporizers and eCigarettes and accessories; this business was discontinued in June 2015. RCG was formed to hold the Company’s investments in the restaurant industry. In March 2017, the Company entered into a definitive agreement to acquire a third business, MTIX Ltd., an advanced materials and processing technology company located in Huddersfield, West Yorkshire, UK (“MTIX”). MTIX has developed a novel cost effective and environmentally friendly material synthesis technology for textile applications that uses a combination of plasma and photonic energy to effect material synthesis of a substrate surface. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the definitive agreement to acquire MTIX

The Company is engaged in a variety of activities which we believe will expand the number and type of businesses in which we invest and ultimately have a controlling interest. The Company identifies investment opportunities through an extensive network of contacts with investment banking and venture capital firms and other associations with high net-worth individuals and individuals at universities such as the University of South Florida  and the Byrd Institute. Upon identification of an investment opportunity the Company relies upon the executive management team to conduct a thorough evaluation of the target and its technology. As required, the executive management team may consult with individuals that have specialized expertise in the target industry. In the case of an investment where the executive management team is satisfied with its evaluation, the basic terms of an investment are negotiated directly by the executive management team and, depending on the amount of the transaction, presented to the Board for approval. Upon mutual acceptance of the basic terms, outside counsel would prepare the transaction investment documents.

Avalanche’s operating businesses are managed on a centralized basis. The Company’s senior management participates in and is ultimately responsible for significant capital allocation decisions, investment activities and the selection of the key executive officers to head each of the operating businesses. Our capital allocation decisions are based on extensive analysis of potential subsidiary companies' business operations supported by an in-depth understanding of the quality of their revenues and cash flow potential, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property.

Restaurant Capital Group, LLC

On April 13, 2016, RCG entered into an agreement to finance a new restaurant owned by Philo Group, LLC (“Philo”). The restaurant is named Giulia, and will feature Italian fusion cuisine and two stylish full service bars with an intimate lounge atmosphere. Giulia, which opened in March 2017, is located near the Financial District, LA Live, and the Staples Center in downtown Los Angeles. Philo has placed a significant emphasis on the distinctive, contemporary interior design and decor of Giulia. We believe that this stylish restaurant design and decor will contribute to the distinctive dining experience enjoyed by customers and generate higher annual sales per square foot that than is typical in our industry.

Our initial investment in Philo was structured as a loan and between April 2016 and April 2017, we provided $931,000 in financing to Philo under the terms of Senior Secured Property Note dated April 4, 2016, as amended (the “Philo Note”). The Philo Note bears interest at a rate of sixteen percent (16%) per year and is personally guaranteed by the principal of Philo, and secured by all assets of Philo. In addition, we expect to renegotiate the terms of our investment in Philo such that we obtain a significant ownership in Giulia.

Competitive Positioning

The restaurant business is intensely competitive with respect to food quality, access to qualified operations personnel, price-value relationships, ambiance, service and location. Restaurants in which we invest will compete with national and regional restaurant dining chains, independently-owned restaurants, quick-service restaurants, mobile catering and grocery stores that offer variety and high quality prepared food products. We look for investments in restaurants that will focus on differentiating their operations on key strengths, which may include the following:

•	Extensive and innovative menu;
•	High quality and high profile restaurant location;
•	Distinctive restaurant design and ambience;
•	Mainstream appeal of menu selections;
•	Distinctive upscale casual dining experience;
•	Significant bar and happy hour business;
•	Personalized customer service.

Government Regulation

The restaurant industry is governed by numerous federal, state and local laws affecting the conduct of operations. Restaurants are subject to licensing and regulation by a number of government authorities, including alcoholic beverage control, health, sanitation, labor, zoning and public safety agencies and to periodic review by state and municipal authorities for areas in which the restaurant is located. The restaurant industry is also subject to numerous environmental regulations, including water usage and sanitation disposal. Denials, revocation or temporary suspension of necessary licenses or approvals could have a material adverse impact on the restaurant.

In order to serve alcoholic beverages, a restaurant must comply with alcoholic beverage control regulations which require each restaurant to apply to a state authority and, in certain locations, county and municipal authorities, for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of a restaurant, including the minimum ages of patrons and employees, hours of operation, inventory control and handling, and storage and dispensing of alcoholic beverages. In many jurisdictions, state and local authorities routinely monitor compliance with alcoholic beverage laws. If a restaurant that we invest in were to encounter any material problems relating to alcoholic beverage licenses or permits it would adversely affect that restaurant’s operations and profitability.

The restaurants that we expect to invest in will almost all serve alcoholic beverages. Most states have adopted “dram shop” statutes. Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Despite the requirement that a restaurant in which we invest must carry liquor liability coverage as a component of its general liability insurance, a judgment against the restaurant under a “dram shop” statute in excess of the liability coverage could have a material adverse effect on that restaurant’s operations.

Restaurant operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, and overtime. Several states have set minimum wage rates higher than the current federal level. Hourly personnel at restaurants are paid at rates related to state and federal minimum wage laws and, accordingly, state minimum wage increases that will be implemented during the next several years will increase labor costs. Increases in the minimum wage rate or the cost of workers’ compensation insurance, changes in tip-credit provisions, employee benefit costs or other costs associated with employees could adversely affect a restaurant’s operating results.

Restaurant’s must comply with the applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related federal and state statutes which prohibit discrimination on the basis of disability with respect to public accommodations and employment.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, financial information and health information. Accordingly, operators of restaurants must continually update information technology systems and staff member training in order to comply with these laws.

Restaurant Operations

An upscale restaurant must consistently and properly execute a complex menu offering items prepared daily with high quality, fresh ingredients in a high-volume environment. Thus, the success of those restaurants in which we invest will be largely dependent upon selecting and retaining dedicated General Managers, other management employees and hourly staff members. If the restaurant in which we invest are unable to successfully recruit and retain qualified restaurant management and operating personnel in a very competitive landscape, our restaurants may be unable to effectively operate and grow business and revenues, which could ultimately materially adversely affect our financial performance.

We believe that the popularity of the restaurants in which we will invest will allow us to attract and retain high quality, experienced restaurant-level management and other operational personnel. We believe that features that will initially drive the popularity of a restaurant will likely be the location and the distinctive restaurant design and ambience, key factors in our competitive positioning. We envision that highly experienced general managers will be responsible for selecting and training hourly staff members for their respective restaurants. Enthusiasm and commitment in the restaurant’s staff members will be achieved through daily staff meetings and dedicated training.

Marketing and Advertising

We expect that the restaurants in which we invest will rely on their high-profile locations, media interest and positive word of mouth, to retain and grow market share. We will also attempt to build awareness and relationships with retailers located in the same developments, shopping center operators, local hotel concierges and others in the community. At times, we may also engage in marketing and advertising opportunities in selective local markets.

Food Safety and Quality Assurance

The general managers of restaurants in which we invest will initially oversee food safety, nutritional and regulatory compliance to ensure that safe, high quality foods are produced in a clean and safe environment. Our food safety standards are geared to the prevention of contamination and illness and executing to all regulatory requirements as well as industry standards. The selection of any supplier will be conditioned on that supplier’s ability to demonstrate strict adherence to sanitation, good manufacturing and agricultural practices, product protection and food security. In addition, all food suppliers must have annual food safety and quality system audits.

Competition

The restaurant industry is highly fragmented and intensely competitive with respect to food quality, price-value relationships, ambiance, service and location. Actual and potential competitors include national and regional restaurant dining chains, independently-owned restaurants, quick-service restaurants, mobile catering and grocery stores that offer variety and high quality prepared food products. Many of our potential competitors have considerably greater financial resources, higher revenue, and greater economies of scale. It is anticipated that competition will continue to increase due to these factors. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional employment statistics; the cost and availability of raw materials, labor, and energy; purchasing power; governmental regulations; and local competitive factors. Any change in these or other related factors or negative publicity relating to food safety could adversely affect our restaurant operations. We believe that we will compete favorably with respect to each of these factors.

Smith and Ramsay Brands, LLC

The Company established SRB as a manufacturer and distributor of flavored liquids for electronic vaporizers and eCigarettes and accessories (the “Vape Business”). SRB had intended to aggressively expand the Vape business with additional flavors in its signature brand and by expanding through additional new brands and the acquisition and distribution of signature and non-signature accessories. In mid-Fall of 2014, SRB began a targeted rollout of its Vape Business and during June 2015 we made the decision to discontinue operations in the Vape Business. The decision to discontinue this line of business was based upon the highly competitive marketplace and exceedingly small gross margins that we were realizing in the Vape Business combined with other business opportunities, such as the restaurant business, where we expect to generate much greater returns.

Technology and Intellectual Property

Trademarks

We believe that having distinguishing marks for products that we may develop will be an important marketing characteristic. Currently, we do not have any U.S. registered trademarks on the principal register at the USPTO. We have not sought any foreign trademark protection at this time. U.S. trademark registrations generally are for fixed, but renewable, terms.

Domain Names

www.AvalancheInternationalCorp.com
www.SmithAndRamsay.co
www.SmithAndRamsay.com
www.SmithAndRamsayBrands.co
www.SmithAndRamsayBrands.com
www.SmithAndRamsayBrands.info
www.SmithAndRamsayBrands.net
www.SmithAndRamsayBrands.org
www.SmithNRamsay.com
www.SmithAndRamsay.com

Employees

As of April 27, 2017, we employed two permanent management level personnel and work with outside labor and consultants to complete the tasks at hand. We may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required. None of our employees is covered by a collective bargaining agreement and our management considers relations with employees to be good.

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks and all other information in this Annual Report before deciding to invest in our common stock. If any of these risks actually occur, our business, financial condition, results of operations, and our future growth prospects would suffer. Under these circumstances, the share price and value of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described in this Annual Report are the only material risks and uncertainties that we presently know to be facing our company.

This Annual Report contains forward-looking statements. Forward-looking statements anticipate future events or future financial performance. This Annual Report also contains market data related to our business and industry. This market data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from projections based on them. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations, financial condition and the market price of our common stock.

Risks Related to Our Business

We are an early-stage company, have generated minimal revenues, and have only a limited operating history upon which you can evaluate our business and prospects. An investment in our common stock is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

Our Company was only recently formed; we have just completely changed our initial business plan; we have realized minimal revenues; and we have an accumulated deficit on our balance sheet. We have very little if any operating history upon which to evaluate the future prospects of our current business plan. Such prospects must be considered in light of the substantial risks, expenses and difficulties associated with any new investment strategy or objective, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business. Furthermore, we cannot guarantee that we will be successful in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our operations or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations.

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

Our recurring operating losses have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring operating losses raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended November 30, 2015 and November 30, 2014 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have significant working capital requirements and have historically experienced negative working capital balances. If we experience such negative working capital balances in the future, it could have a material adverse effect on our business, financial condition and results of operations.

The Company’s current liabilities significantly exceed current assets, resulting in negative working capital of $2,087,389. Consequently, the Company will be dependent upon additional financing to meet capital needs and repay outstanding debt. Since May 14, 2014, when the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with John Pulos, its prior sole officer and director, the Company has relied on short-term loans to fund its operating cash flow deficits. There is no assurance that we will generate the necessary net income or operating cash flows to meet our working capital requirements and pay our debt as it becomes due in the future due to a variety of factors discussed in this “Risk Factors” section. If we are unable to do so, our liquidity would be adversely affected and we would consider taking a variety of actions, including curtailing or reducing planned investments and acquisitions, raising additional equity, borrowing additional funds, refinancing existing indebtedness or taking other actions. There can be no assurance, however, that we will be able to successfully take any of these actions, including adjusting expenses sufficiently or in a timely manner, or raising additional equity, increasing borrowings or completing a refinancing on any terms or on terms that are acceptable to us. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Our significant level of debt could limit cash flows available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our credit facilities and other accrued liabilities.

As of November 30, 2015, not including debt discount of $221,619, we had total convertible notes and notes payable of $773,625 and accrued interest and penalties of $71,867. All of these notes payable have maturities of less than one year and if immediate full or partial repayment of such notes payable is required, we cannot assure you that we would have access to sufficient funds or other assets to pay the amounts due. Further, if we were required to use a large portion of our cash flows to pay principal and interest on borrowings under the notes payable, or our other accrued liabilities, it would reduce the availability of cash to fund working capital, investments or acquisitions, capital expenditures and other business activities. If these actions were to occur, it would materially adversely affect our liquidity, results of operations and financial condition.

We must attract quality management in order to manage our growth. Failure to do so may result in slower expansion.

In order to support the growth of our business, we will need to expand our senior management team. We currently do not have an active recruitment program for managers, middle managers and senior managers. There is no assurance that we will be capable of attracting quality managers and integrating those individuals into our management system. Without experienced and talented management, the growth of our business may be adversely impacted.

Competition for our employees is intense, and we may not be able to attract and retain the highly skilled employees we need to support our business. Without skilled employees, the quality of our product development and services could diminish and the growth of our business may be slowed, which may have a material adverse effect on our business, financial condition and results of operations.

Our ability to provide high-quality products and services to our clients depends in large part upon our employees’ experience and expertise. We must attract and retain highly qualified personnel with a deep understanding of the industries in which we operate. In addition, we invest significant time and expense in training our employees, increasing their value to clients as well as to competitors who may seek to recruit them, which increases the cost of replacing them. If we fail to retain our employees, the quality of our products and services could diminish and the growth of our business may be slowed. This may have a material adverse effect on our business, financial condition and results of operations.

If we lose the services of our key personnel, we may be unable to replace them, and our business, financial condition and results of operations may be adversely affected.

Our success largely depends on the continued skills, experience, efforts and policies of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of Philip E. Mansour, our Chief Executive Officer, William B. Horne, our Chief Financial Officer, and Milton C. Ault III, our Chairman of the Board, are integral to the execution of our business strategy. Messrs. Mansour, Horne and Ault are not currently subject to an employment or consulting contract with us. We believe that the loss of the services of any of these executive officers or director could materially and adversely affect our business, financial condition and results of operations. We cannot assure you that these executive officers or director will continue to provide services to the Company. We do not maintain key man insurance for any of our key employees.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements.

As part of the Agreement that we entered into in May 2014, we changed our business plan and are currently restructuring our business. As such, our success in implementing our plan of operations will depend on our ability to grow effectively and efficiently, including our ability to identify, analyze and invest in and finance companies in a timely manner. Accomplishing this result will also require us to raise capital on a cost-effective and timely basis. As we grow, we will need to expand our operations. We cannot be certain that our systems, procedures, controls and existing space will be adequate to support expansion of our operations. Our future operating results will depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. We may not be able to expand and upgrade our systems and infrastructure to accommodate these increases. Difficulties in managing any future growth could have a significant negative impact on our business, financial condition and results of operations because we may incur unexpected expenses and be unable to meet our customers’ requirements.

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

Risks Related to the Restaurant Industry

The restaurant industry in intensely competitive, which could adversely affect the operations of restaurants in which we invest.

The restaurant industry is highly competitive. The restaurants in which we choose to invest will most likely face sustained, intense competition from both traditional and other competitors, which may include many non-traditional market participants such as convenience stores and coffee shops. We expect this environment to continue to be highly competitive and in any particular reporting period our results from restaurants in which we have invested may be impacted by new actions of competitors.

If we do not anticipate and address evolving consumer preferences, our restaurant business could suffer.

Our continued success depends on our ability to anticipate and respond effectively to continuously shifting consumer demographics, trends in food sourcing, food preparation and consumer preferences in the restaurant industry. We must continuously adapt to deliver a relevant experience for our customers amidst a highly competitive, value-driven operating environment. There is no assurance that we will be successful and, if not, our financial results could be adversely impacted.

Unfavorable general economic conditions could adversely affect our business and financial results.

Dining out is a discretionary expenditure that historically has been influenced by overall domestic economic conditions, and to varying degrees by specific factors such as but not limited to: unemployment, inflation, consumer confidence, consumer purchasing and saving habits, credit conditions and wage rates. Material changes with respect to governmental policy related to domestic and international fiscal concerns or changes with respect to monetary policy also could affect consumer discretionary spending, which could affect our guest traffic and average check per guest, thus potentially having a material impact on our financial performance. While domestic economic indicators have generally improved since 2008, there remains a significant level of uncertainty, which may be exacerbated as forecasts for increased future GDP growth are frequently revised downward. If the economic conditions do not meaningfully improve, our financial performance could be materially and adversely affected.

Food safety concerns may have an adverse effect on our business.

Our ability to increase sales and profits depends on our system’s ability to meet expectations for safe food and on our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues that may arise in the future. Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe food products. However, food safety events, including instances of food-borne illness, have occurred in the food industry in the past, and could occur in the future. In 2014, food quality issues were discovered at a supplier to McDonald’s and other food companies in China. As a consequence of this issue, results in China, Japan and certain other markets were negatively impacted due to lost sales and profitability, including expenses associated with rebuilding customer trust. Any future instances of food tampering, food contamination or food-borne illness, whether actual or perceived, could adversely affect our brand and reputation as well as our revenues and profits.

Concerns relating to food safety, food-borne illness, pandemics and other diseases could reduce customer traffic to our restaurants, or cause us to be the target of litigation, which could materially adversely affect our financial performance.

Food safety risks, including the risk of food-borne illness and food contamination, which are common both in the restaurant industry and the food supply chain and cannot be completely eliminated. The success of restaurants in which we invest are partially dependent on their ability to meet expectations for safe food and on their ability to manage the potential impact of food-borne illnesses and food or product safety issues that may arise in the future. Restaurants rely on a network of suppliers to properly handle, store and transport ingredients, until delivery to the restaurant. Any failure by a supplier, or their supplier, could cause ingredients to be contaminated, which could be difficult to detect and put the safety of the restaurants food in jeopardy. In addition, any adverse food safety event could result in mandatory or voluntary product withdrawals or recalls and regulatory and other investigations, any of which could disrupt operations, increase costs, or require responses to findings from regulatory agencies that may divert resources and assets, and result in potential civil fines and penalties as well as other legal action. In extreme cases, adverse findings could lead to criminal fines and penalties.

Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.

Restaurants are required to comply with various federal, state and local laws and regulations, including, without limitation, those relating to alcoholic beverage control, public health and safety, access and use by the disabled, environmental hazards, labor and employment laws, including without limitation, equal wage laws and exempt versus non-exempt employee classifications, and food safety and labeling laws. Changes to these laws and regulations may create challenges for those restaurants that we invest. We may incur penalties and other costs, sanctions and adverse publicity by failing to comply with applicable laws, any of which could materially adversely affect our financial performance.

The failure to obtain and/or retain licenses, permits or other regulatory approvals required to operate a restaurant could delay or prevent the opening and/or continued operation of a restaurant, materially adversely affecting that facility’s operations and profitability. In addition, the failure to comply with governmental regulations could subject the restaurant to penalties and interruptions in operations. In some states, such as California, we may be subject to “dram shop” statutes that generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Dram shop litigation may result in significant judgments, including punitive damages. A settlement or judgment against us under a dram shop statute in excess of our general liability insurance coverage could materially adversely affect our financial performance.

The restaurants that we invest in are subject to federal and state laws that prohibit discrimination in the workplace and that set standards for the design, accessibility and operation of public facilities, such as the Americans with Disabilities Act. Compliance with these laws and regulations can be costly and failure to comply could create exposure to government proceedings and litigation. In addition, various federal, state and local labor laws and regulations govern our operations and relationships with staff members. Changes in, or any failure to comply with, these laws and regulations could subject the restaurants that we invest in to fines or other legal actions. Settlements or judgments in connection therewith that are not insured against or are in excess of insurance coverage limitations could materially adversely affect our business and financial performance.

Risks Related to Our Investments

Investing in private companies and early stage companies involves a high degree of risk.

The Company invests primarily in private companies and early stage companies. Investments in private and early stage businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. Because of the speculative nature, there is significantly greater risk of loss than is the case with investing in securities issued by established entities. The Company anticipates that it will invest a substantial portion of its assets in either private companies or early stage companies. These private and early stage businesses tend to be thinly capitalized, unproven, small companies with risky technologies that lack management depth and have not attained profitability or have little or no history of operations. There is generally limited publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses in which we may invest have narrower product lines and market shares than their competition and may be more vulnerable to customer preferences, market conditions, loss of key personnel, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

Our investments may be concentrated in one or more industries and if these industries should decline or fail to develop as expected our investments will be lost.

Our investments may be concentrated in one or more industries. This concentration will mean that our investments will be particularly dependent on the development and performance of those industries. Accordingly, our investments may not benefit from any advantages, which might be obtained with greater diversification of the industries in which our portfolio companies operate. If those industries should decline or fail to develop as expected, our investments in those industries will be subject to loss.

Our financial results could be negatively affected if a significant investment fails to perform as expected.

We intend to purchase controlling equity stakes in companies and our total debt and equity investment in controlled companies may be significant individually or in the aggregate. Investments in controlled portfolio companies are generally larger and in fewer companies than if our investments were in companies that we did not control. As a result, if a significant investment in one or more controlled companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.

Risks Related to Our Common Stock

There is an active public trading market for our common stock, however the market is illiquid. Until an active, liquid public trading market is established, you may not be able to sell your common stock if you need to liquidate your investment.

Our common stock is quoted under the symbol “AVLP” on the OTC Pink operated by OTC Markets Group, Inc. However, the public market for our common stock is extremely illiquid. A liquid trading market may not develop or, if developed, may not be sustained. The lack of a liquid market may impair your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of a liquid market may also reduce the market value of your common stock and increase the volatility of prices paid for shares of our common stock. An illiquid market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

In the event a liquid market develops for our common stock, the market price of our common stock may be volatile and may decline in value.

In the event a liquid market develops for our common stock, the market price of our common stock may be volatile and may decline in value. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Between the date of the Agreement on May 14, 2014 and April 27, 2017 our stock has traded as high as $5.28 and as low as $0.05 per share.

We have incurred increased costs as a public company which may affect our profitability. These costs are still substantial and have added to our losses. The incremental audit and legal costs currently make up the majority of these costs. As a result, our financial resources available for normal business operations have been reduced.

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

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and our internal control over financial reporting were ineffective as of November 30, 2015 which could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over our financial reporting, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). As of November 30, 2015, our management has determined that our disclosure controls and procedures were ineffective due to weaknesses in our financial closing process.

We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and our internal control over financial reporting. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and our internal control over financial reporting, or if material weaknesses or significant deficiencies in our disclosure controls and procedures and our internal control over financial reporting are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures and our internal control over financial reporting continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, and we may be subject to class action litigation, Any failure to address the ineffectiveness of our disclosure controls and procedures and our internal control over financial reporting could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures and our internal control over financial reporting or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. See ITEM 9A. of this Annual Report for a more detailed discussion of our internal control weaknesses and deficiencies

Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will create a lack of liquidity and make trading difficult or impossible.

SEC Rule 15g-9 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. If the price of our shares of common stock remain below $5.00 per share, our shares will continue to be considered as penny stocks. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person’s account for transactions in penny stocks and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker-dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which sets forth:

•	the basis on which the broker-dealer made the suitability determination, and

•	that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. On October 27, 2016, subject to shareholder approval, we established an incentive compensation plan for our management and employees. We have granted and expect to grant common stock and options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional common stock and options in the future. The issuance of shares of our common stock upon the exercise of these options will also result in dilution to our stockholders.

Our outstanding options, warrants, and convertible debt may have an adverse effect on the market price of our common stock.

As of November 30, 2015, we had outstanding convertible notes payable that were convertible into 3,890,876 shares of our common stock. Therefore, the conversion, or even the possibility of the conversion, of these convertible notes payable into shares of common stock could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent the noteholders of these convertible promissory notes exercise their right to convert their convertible notes payable into shares of our common stock, you may experience dilution in your holdings.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation provides for the authorization to issue up to 10,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company. On July 31, 2014, the Board of Directors designated 50,000 shares of its Preferred Stock as “Class A Convertible Preferred Stock” (the “Class A Preferred Shares”).

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

As of November 30, 2015, our executive officers and directors beneficially own as a group approximately 35.1% of our outstanding shares of common stock. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Company's principal offices are located at 5940 S. Rainbow Blvd., Las Vegas, Nevada 89118. In general, we believe that our properties are well-maintained, adequate and suitable for their purposes.

Item 3.	Legal Proceedings.

On or around April 19, 2016, we received from counsel for Typenex Co-Investment, LLC, a Utah limited liability company (“Typenex”), a written demand to accelerate and demand payment of the entire outstanding balance of the Convertible Note entered into between the Company and Typenex on May 29, 2015 (the “Typenex Note”). On June 7, 2016, Typenex filed suit in the State of Utah, the Third Judicial District Court, County of Salt Lake, for repayment of all principal, default effects, late fee and accrued interest. According to the complaint, Typenex asserted an aggregate amount due, as of June 6, 2016, of $149,054. The Company’s answer to the complaint was filed on February 20, 2017. On April 4, 2017, the Company and Typenex agreed to settle the lawsuit for payment of $90,000 provided such payment is received by Typenex no later than May 1, 2017.

There are no other material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted under the symbol “AVLP” on the OTCQB until our shares began being eligible for quotation on the OTC Pink, each as operated by the OTC Markets Group, Inc. The criteria for listing on the OTCQB include that we remain current in our SEC reporting. Our reporting is presently not current.

The following tables set forth the range of high and low prices for our common stock for each of the periods indicated as reported by either the OTCQB or OTC Pink. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year Ended November 30, 2015
Quarter ended	High	Low
November 30, 2015	$0.52	$0.25
August 31, 2015	$1.60	$0.40
May 31, 2015	$1.50	$0.50
February 28, 2015	$2.40	$0.80

Fiscal Year Ended November 30, 2014
Quarter ended	High	Low
November 30, 2014	$3.24	$1.99
August 31, 2014	$5.28	$2.25
May 31, 2014	$2.50	$2.50
February 28, 2014	n/a	n/a

On April 27, 2017, the last sales price per share of our common stock was $0.15.

Record Holders

As of April 27, 2017, there were approximately 75 stockholders of record of our shares of common stock. A number of holders of AVLP common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions

Common stock

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

Subject to any preferential rights of any outstanding series of preferred stock created by our Board of Directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our Board of Directors from funds available therefore. The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

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

Recent Sales of Unregistered Securities

During the Year Ended November 30, 2014

Between July 18, 2014 and November 10, 2014, the Company issued and sold to accredited investors 74,400 shares of its common stock. These issuances resulted in aggregate gross proceeds, which were used for general operating expenses, to the Company of $93,000. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

Between July 30, 2014 and September 5, 2014, the Company issued and sold to accredited investors 14,000 shares of its preferred stock. These issuances resulted in aggregate gross proceeds, which were used for general operating expenses, to the Company of $70,000. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

During the Year Ended November 30, 2015

On December 15, 2014, the Company issued and sold to an accredited investor 1,600 shares of its common stock. This issuance resulted in aggregate gross proceeds, which were used for general operating expenses, to the Company of $2,000. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

On January 30, 2015, the Company issued and sold to Finiks Capital, LLC, an accredited investor, 15,380 shares of its preferred stock. This issuance resulted in aggregate gross proceeds, which were paid directly to a related party for accrued expenses, to the Company of $76,900. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

During the year ended November 30, 2015, the Company issued an aggregate of 440,000 shares of its common stock as payment for services to its consultants. The shares were valued at $583,125, an average of $1.33 per share. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

During the year ended November 30, 2015, the Company issued an aggregate of 133,990 shares of its common stock as payment for costs incurred in conjunction with the Company’s debt financings. The shares were valued at $111,327, an average of $0.83 per share. Additionally, the Company issued 61,452 shares of its common stock in payment of $13,250 of principal and $887 of accrued interest pursuant to the terms of a convertible promissory note. The shares were valued at $26,276 resulting in a loss on conversion of $12,139. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

Issuances Subsequent to the Year Ended November 30, 2015

On December 2, 2015, the Company issued 100,000 warrants to a third party in connection with a loan to the Company. The warrants were valued at $30,987 and were expensed at the time of issuance as non-cash interest expense using the effective interest method. These securities will be issued pursuant to Section 4(a)(2) of the Securities Act. These warrants were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

On December 10, 2015, the Company issued and sold to an accredited investor 25,000 shares of its common stock. This issuance resulted in aggregate gross proceeds, which were used for general operating expenses, to the Company of $5,000. These securities were sold in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.

On January 26, 2016, the Company issued 50,000 shares of its common stock as payment for services to a third party for consulting services. The shares were valued at $20,000, an average of $0.40 per share. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

During January 2016, the Company issued an aggregate of 457,619 shares of its common stock as payment for principal and accrued interest. The shares were valued at $183,048, an average of $0.40 per share. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

On February 28, 2017, the Company issued 250,000 shares of its common stock as payment for services to an officer. The shares were valued at $40,000, $0.16 per share. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

Issuer Repurchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data.

As a Smaller Reporting Company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such forward-looking statements include statements regarding, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” “budget,” “could,” “forecast,” “might,” “predict,” “shall” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Annual Report on Form 10-K.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in this 10-K, changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•	Adverse economic conditions;
•	Our ability to effectively execute our business plan;
•	Inability to raise sufficient additional capital to operate our business;
•	Our ability to manage our expansion, growth and operating expenses;
•	Our ability to evaluate and measure our business, prospects and performance metrics;
•	Our ability to compete and succeed in a highly competitive and evolving industry;
•	Our ability to respond and adapt to changes in technology and customer behavior;
•	Our ability to protect our intellectual property and to develop, maintain and enhance a strong brand; and
•	Other specific risks referred to in the section entitled “Risk Factors”.

We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements or other information contained herein unless required by law.

Information regarding market and industry statistics contained in this Annual Report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See the section entitled “Risk Factors” for a more detailed discussion of risks and uncertainties that may have an impact on our future results.

Recent Developments

On March 3, 2017, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with MTIX Limited, an English company (“MTIX”) and the three (3) current shareholders of MTIX (individually, a “Seller” and collectively, the “Sellers”). Upon the terms and subject to the conditions set forth in the Exchange Agreement, the Company will acquire MTIX from the Sellers through the transfer of all issued and outstanding ordinary shares of MTIX (the “MTIX Shares”) by the Sellers to the Company in exchange (the “Exchange”) for the issuance by the Company of: (a) 7% secured convertible promissory notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal face amount of $9,500,000 to the Sellers in pro rata amounts commensurate with their current respective ownership percentages of MTIX’s ordinary shares, (b) (i) $500,000 in cash, $50,000 of which has already been paid, and (ii) 100,000 shares of the Company’s newly designated shares of Class B Convertible Preferred Stock (the “Class B Shares”) to the principal shareholder of MTIX (the “Majority Shareholder”).

Consummation of the Exchange (the “Closing”) is subject to a number of closing conditions, including, among other things: (i) absence of litigation that seeks to prohibit the Exchange and certain other matters; (ii) the accuracy of the representations and warranties, subject to customary materiality qualifiers; (iii) the performance by the parties of certain covenants and agreements in all material respects, and (iv) the absence of a Material Adverse Effect (as defined in the Exchange Agreement). The Exchange Agreement does not contain a financing condition.

At the Closing the Company shall deliver to the Majority Shareholder and the two Sellers other than Majority Shareholder (the “Minority Shareholders”) three Notes, which Notes shall be in the principal face amount of $6,166,666 with respect to the Majority Shareholder and in the principal face amount of $1,666,667 with respect to each of the Minority Shareholders. Other than the principal amount under the foregoing Notes, the Notes shall be in all respects identical to the Note.

The Notes

The Notes bear interest at 7% per annum with interest payable (i) in cash upon maturity or in connection with any voluntary or mandatory conversion or, (ii) at the option of the Seller, in arrears on the first day of each calendar quarter after the date of issuance (the “Closing Date”) by issuing and delivering that number of shares of Common Stock determined by dividing the interest accrued for such quarter by the average price per share for the ten (10) trading days immediately preceding the determination date as reported by Bloomberg, L.P.

Commencing two (2) years from the Closing Date, the Company may prepay any portion of the principal amount of the Notes without the prior written consent of the holders, provided, however, that the Company shall provide the Sellers with 90 days’ notice of such prepayment, and any prepayment must be undertaken on a pro rata basis for all Notes then outstanding. The holders of Notes shall have the right to convert any or all of the amount to be redeemed into common stock prior to prepayment.

Each Note ranks pari passu in right of payment with all other Notes now or hereafter issued in accordance with the Exchange Agreement and matures on the five-year anniversary of the issuance date thereof. Subject to certain limitations, the Notes are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price equal to either (i) if the aggregate market capital of the Company on the date of conversion (the “Market Cap”) is $35,000,000 or less, at a 25% discount to the Market Price, or (ii) if the Market Cap is greater than $35,000,000, at a 25% discount to the Market Price, provided that such discount shall be increased by dividing it by the quotient that shall be obtained by dividing $35,0000,000 by the Market Cap at the time of conversion, provided, however, any increase in the discount to the Market Price shall not result in a discount that is greater than a 75% discount (the “Conversion Price”). Notwithstanding the foregoing, in no event shall the Conversion Price be less than $0.35. In addition, the Company may force the conversion of the Notes at any time commencing two (2) years from the Closing Date, provided certain conditions are met.

Certificate of Designations of Class B Convertible Preferred Stock

Upon Closing, the Company will issue the 100,000 Class B Shares to the Majority Shareholder. The Class B Shares will have a priority over all of the shares of Common Stock on liquidation or sale of the Company, at the rate of $50.00 per Class B Share, or a liquidation preference of $5,000,000 (the “Class B Stated Value”) as to all Class B Shares. The Class B Shares will pay an annual dividend (at the option of the Company, either in cash or in additional shares of Common Stock), in an amount that shall be the greater of (i) an annual rate of 5% per annum, or (ii) 5% of MTIX’s net income as determined in accordance with United States Generally Accepted Accounting Principles for the fiscal year then ended. The Class B Shares will vote with the Common Stock on all matters as to which shareholders of the Company are entitled to vote, on an “as converted” basis, as though all outstanding Class B Shares had been converted into Common Stock immediately prior to the taking of the record date for all shareholders entitled to vote at any regular or special meeting of the Company’s shareholders. Commencing two (2) years after the Closing Date, the Class B Shares shall be convertible into shares of Common Stock by dividing the Class B Stated Value by the Conversion Price applicable to the Notes.

Security Agreement

The Notes will be secured, pursuant to a Security Agreement, by a lien on certain of the Company’s assets, including but not limited to the intellectual property of MTIX. Upon the occurrence of an event of default under the Notes, a majority in interest of the Notes may require the Company to repay all of its Notes in cash, at a price equal to 100% of the principal, accrued and unpaid interest and any amounts, costs and liquidated damages, as applicable.

Registration Rights Agreement

In connection with the Exchange, the Company and the Sellers will enter into a Registration Rights Agreement under which the Company shall be required to file a registration statement with the Commission covering the resale of the shares of the Common Stock issuable pursuant to conversion of: (i) the Notes eighteen (18) months from the Closing Date, and (ii) the Class B Shares twenty-four (24) months from the Closing Date. In addition, the Company use its best efforts to have the registration statement declared effective as soon as practicable, but in no event later than 90 days after the filing date if the registration statement is not subject to a full review by the Commission, or 120 days after filing if the registration statement is subject to a full review by the Commission. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2015 AND 2014

The following table summarizes the results of our operations for the years ended November 30, 2015 and 2014.

	For the Year Ended November 30,
	2015	2014
		(Restated)
Revenue	$38,900	$46,131
Cost of revenue	32,231	45,146
Gross margin	6,669	985

Total operating expense	1,400,956	394,129

Loss from operations	(1,394,287)	(393,144)

Total other expenses	(1,266,178)	(985)

Net loss	(2,660,465)	(394,129)

Preferred dividends	(117,196)	—

Loss available to common shareholders	$(2,777,661)	$(394,129)

Revenue

During the years ended November 30, 2015 and 2014, the Company recognized total revenue of $38,900 and $46,131, respectively. Total revenue was derived from sales of our vape liquid business, including vape pens and accessories. The decrease in total revenue is attributed to our decision to focus on the development of RCG and discontinue operations in the vape liquid business.

Cost of Revenue

The cost of revenue for the year ended November 30, 2015 decreased $12,915 to $32,231 from $45,146 for the year ended November 30, 2014. The cost of revenue as a percentage of revenue decreased to 83% for the year ended November 30, 2015, compared to 98% for the year ended November 30, 2014. The decrease in cost of revenue as a percent of revenue is attributed to a slight change in the composition of products sold.

Operating expenses

Operating expenses for the years ended November 30, 2015 and 2014, were $1,400,956 and $394,129, respectively. As reflected in the table below, the increase in operating expenses of $1,006,827 for the year ended November 30, 2015, when compared to the year ended November 30, 2014, was primarily the result of fluctuations in the following expense categories: stock-based compensation, bad debt expense, professional fees, salaries and employee benefits, loan fees and advertising and marketing expenses.

	Year Ended November 30,
	2015	2014	$ Change
Stock-based compensation	$583,125	$—	$583,125
Bad debt expense	173,688	—	173,688
Professional fees	229,379	44,505	184,874
Salaries and employee benefits	129,883	50,200	79,683
Loan fees	103,511	1,000	102,511
Advertising and marketing	9,663	137,473	(127,810)
General and administrative	171,707	160,951	10,756
Total operating expenses	$1,400,956	$394,129	$1,006,827

Stock-based compensation

During the year ended November 30, 2015, the Company issued 440,000 shares of common stock in payment of consulting services. As a result of these issuances, the Company incurred $583,125 in fees related to general corporate matters and financial advisory services. Conversely, during the year ended November 30, 2014, the Company had not entered into any consulting agreements requiring the issuance of stock-based compensation.

Bad debt expense

During the year ended November 30, 2015, the Company incurred bad debt expense of $173,688 as opposed to no bad debt expense during the prior year ended November 30, 2014. The principal source of the bad debt was loans made to Cross Click Media, Inc. (“Cross Click”), a related party. Cross Click performed sales, marketing, investor relations and other incidental services on behalf of the Company. During the year ended November 30, 2015, the Company had loaned Cross Click an aggregate of $202,766. The Company offset the loan receivable by $54,078 in accounts payable due to Cross Click for the services it had performed. As of November 30, 2015, this note was deemed to be uncollectable and the remaining balance due from Cross Click of $148,688 was written off. The remaining bad expense related to two promissory notes, both in the amount of $12,500, entered into on June 5, 2015.

Professional fees

During the year ended November 30, 2014, the Company had limited operations and only incurred a minimal amount of professional fees. The professional fees incurred during the year ended November 30, 2014, primarily related to audit fees of the Company’s financial statements and legal fees stemming from an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations entered into on May 14, 2014 (the “Agreement”), with John Pulos, its prior sole officer and director. Conversely, during the year ended November 30, 2015, the Company incurred professional fees of $229,379, an increase of $184,874 as compared to the previous year.

The increase is attributed to several factors:

•
The Company experienced an aggregate increase of $75,320 in audit and legal fees due to an overall increase in the operations conducted and the level of complexity of the transactions entered into during fiscal year 2015.

•
In December 2014, the Company initiated multiple projects to increase awareness of the Company. As a result, during the year ended November 30, 2015, the Company incurred $83,843 in fees for public and investor relations services. In the prior fiscal year, due to the lack of significant operations, the Company did not invest in these types of activities.

•	During the year ended November 30, 2016, the Company incurred $17,230 for information technology and website services, an increase of $15,362.

•	The remaining increase in professional fees during fiscal year 2015 are attributed to various items, none of which are significant individually.

Salaries and employee benefits

On May 14, 2014, the Company entered into the Agreement with John Pulos, its prior sole officer and director. In conjunction with the Agreement, there was a change in management and the Company began compensating its officers and directors. Prior to the resignation of Mr. Pulos, which was effective May 15, 2014, the Company did recognize any compensation expense for the services of its director and officer. Subsequent to May 15, 2014, the Company began compensating its Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors (the “Chairman”). During the years ended November 30, 2015 and 2014, salaries and employee benefits were $129,833 and $50,200, respectively. The $79,683 increase in salaries and employee benefits is primarily attributed to an entire year of compensation expense paid to the Company’s officers during the current fiscal year as opposed to only a partial year of compensation expense during the year ended November 30, 2014. Additionally, in November 2015, the Company approved the payment of monthly fees to its Chairman, Milton C. Ault III, in the amount of $20,000.

Loan Fees

During the year ended November 30, 2015, the Company financed its operations primarily through the issuance of debt instruments. At November 30, 2015 and 2014, the aggregate outstanding balance of convertible notes payable and notes payable, excluding debt discount, was $773,625 and $81,550, respectively. As a result of the significant increase in the Company’s borrowings the Company experienced a $102,511 increase in loan fees during the current year ended November 30, 2015. During the year ended November 30, 2015, the Company incurred $103,511 in loan fees, of which $68,011 was stock-based compensation from the issuance of 78,990 shares of common stock. Due to the short-term nature of the underlying loan agreements, these loan fees were expensed at the time incurred.

Advertising and marketing

The Company experienced a significant decrease in advertising and marketing expenses during fiscal year 2015. Advertising and marketing expenses amounted to $137,473 during the prior year ended November 30, 2014 as a result of the promotion of the Company’s vape liquid business. However, during the current year ended November 30, 2015, the Company only incurred $9,663 in advertising and marketing expenses as a result of its decision to discontinue operations in the vape liquid business and instead to focus on the development of RCG.

General and administrative

General and administrative expenses during the years ended November 30, 2015 and 2014 were $171,707 and $160,951, respectively. General and administrative expenses consist of a significant number of different types of expenses, none of which were individually materially, and are consistent for a public company of our size and operations.

Other Income and Expenses

Other income and expense includes interest expense, amortization of discounts on notes payable, changes in the fair value of the Company’s derivative liabilities associated with issuances of debt and losses recognized on issuances of the Company’s derivative liabilities. During the year ended November 30, 2015, the Company reported other expense of $1,266,178 compared with expense of $985 during the year ended November 30, 2014.

	For the Years Ended November 30,
	2015	2014
Other expense
Interest expense	(76,029)	(985)
Interest expense - debt discount	(357,450)	—
Loss on issuance of convertible debt	(472,033)	—
Change in fair value on derivative liability	(360,666)	—
Total other expenses	(1,266,178)	(985)

Interest expense increased by $75,044, resulting in interest expense of $76,029 in the year ended November 30, 2015, as compared to interest expense of $985 in the year ended November 30, 2014. The increase in interest expense was due to an increase in the amount of the Company’s total borrowings. At November 30 2015, the outstanding balance of the Company’s convertible notes payable and notes payable was $773,625 compared with $81,550 at November 30, 2014, an increase of $692,075.

The other components of other income and expense of amortization of discounts on notes payable of $357,450, losses recognized on issuances of the Company’s derivative liabilities of $472,033 and changes in the fair value of the Company’s derivative liabilities of $360,666 are primarily all attributed to the debt conversion features embedded in the Company’s convertible promissory notes, which are accounted for as derivative liabilities.

At issuance, the estimated fair value of the debt conversion features totaled $952,346. However, the fair value of the debt conversion features was limited by the amount of the gross proceeds of the convertible promissory notes. During the year ended November 30, 2015, the Company recorded non-cash interest expense of $357,450 primarily due to the debt discount of the Company’s convertible notes payable.  Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the years ended November 30, 2015 and 2014, the Company recorded amortization of debt discounts of $357,450 and nil, respectively

The difference between the estimated fair value of the debt conversion feature and the debt discount, of $472,033 was reflected as a loss on issuance of convertible debt. Additionally, the Company is required to mark to market the value of the conversion feature liability. Therefore, as of November 30, 2015, the Company revalued the fair value of the debt conversion feature for the convertible promissory notes and determined the conversion feature liability to be $1,313,012, an increase of $360,666 from the fair value determined at the date of issuance. Changes in the conversion feature liability are recorded as income or expense during the reporting period that the change occurred.

Current and Deferred Income Taxes

The Company has made the decision to fully reserve its net deferred tax assets until such time as profitable operations are achieved. As a result of this decision, we did not record an income tax benefit during the year ended November 30, 2015 and 2014.

The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, the Company has established a 100% valuation allowance of $645,315.

Net Loss

For the foregoing reasons, the Company’s net loss for the year ended November 30, 2015, was $2,660,465 compared to a net loss of $394,129 for the year ended November 30, 2014. Net loss available to common shareholders during the year ended November 30, 2015, was $2,777,661 due to preferred dividends of $117,196.

As reflected in the Company’s consolidated statement of cash flows for the years ended November 30, 2015 and 2014, the Company’s reported net loss is comprised of non-cash charges of $1,841,285 and nil, respectively. A summary of these non-cash charges is as follows:

	Year Ended November 30,
	2015	2014

Stock-based compensation to consultants	$583,125	$—
Loss on issuance of convertible debt	472,033	—
Change in fair value of derivative liability	360,666	—
Amortization of debt discount	357,450	—
Issuance of common stock in payment of loan fees	68,011	—

Non-cash items included in net loss	$1,841,285	$—

FINANCIAL CONDITION

Our negative working capital of $2,087,389 as of November 30, 2015, increased $1,860,310 from our November 30, 2014 negative working capital of $227,079. Our operating losses during the year ended November 30, 2015 were funded primarily by proceeds from convertible notes payable and loans payable of $613,000.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from equity transactions and debt financings. As noted above, the outstanding balance of the Company’s convertible notes payable and notes payable increased $692,075 during the year ended November 30, 2015. Due to the uncertainty of our ability to meet our current operating expenses, in their report on our audited annual financial statements as of and for the years ended November 30, 2015 and 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon either obtaining future equity or debt financings or achieving profitable operations in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful in obtaining equity or debt financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Net cash used in operating activities for the years ended November 30, 2015 and 2014, was $351,349 and $249,230, respectively. During the years ended November 30, 2015 and 2014, the Company reported a net loss of $2,660,465 and $394,129, respectively.

Net proceeds from the issuance of convertible notes payable of $508,000 and notes payable of $105,000 offset the negative cash flows from operating activities. However, as a result of loans the Company made to Cross Click, a related party, of $215,266, ultimately, we experienced a slight decrease in cash of $1,842 during the year ended November 30, 2015.

CONTRACTUAL OBLIGATIONS

The Company has issued promissory notes to various individuals and entities. The aggregate principal amount due under the promissory notes is $773,625, all of which is classified as due in the next year.

CRITICAL ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include accounts of Avalanche and its wholly owned subsidiary, SRB (collectively referred to as "the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, Avalanche and SRB share certain employees and various costs. Such expenses are principally paid by Avalanche. Due to the nature of the parent and subsidiary relationship, the individual financial position and operating results of Avalanche and SRB may be different from those that would have been obtained if they were autonomous.

Accounting estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

The Company’s financial instruments are accounts receivable, accounts payable, convertible notes payable, notes payable, and derivative liabilities. The recorded values of accounts receivable and accounts payable approximate their values based on their short-term nature. Notes payable are recorded at their issue value or if warrants are attached at their issue value less the value of the warrant. Derivative liabilities are revalued using the Black-Scholes model each quarter based on changes in the market value of our common stock and unobservable level 3 inputs.

Income taxes

The Company determines its income taxes under the asset and liability method. Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of November 30, 2015, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

Loss per Common Share

The Company utilizes Financial Accounting Standards Board (“FASB”) ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible debentures and class A convertible preferred stock were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding class A convertible preferred stock and the conversion of convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding class A convertible preferred stock and convertible debt as of November 30, 2015 and 2014:

	November 30,
	2015	2014
Convertible notes payable	3,890,876	—
Class A convertible preferred stock	—	14,000
	3,890,876	14,000

RECENT ACCOUNTING STANDARDS (PRONOUNCEMENTS)

See Note 3 to our Consolidated Financial Statements as of November 30, 2015, included elsewhere in this document.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a Smaller Reporting Company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 8. Financial Statements and Supplementary Data.

AVALANCHE INTERNATIONAL, CORP. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Avalanche International, Corp.

We have audited the accompanying consolidated balance sheet of Avalanche International, Corp. (the “Company”) as of November 30, 2015, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avalanche International, Corp., as of November 30, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp

Marcum llp
New York, NY
 April 28, 2017

GILLESPIE & ASSOCIATES, PLLC
CERTIFIED PUBLIC ACCOUNTANTS
10544 ALTON AVE NE
SEATTLE, WA  98125
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Avalanche International Corporation and Subsidiary

We have audited the accompanying restated consolidated balance sheet of Avalanche International Corporation and Subsidiary as of November 30, 2014 and the related restated statements of operations, stockholders’ deficit and cash flows for the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Avalanche International Corporation and Subsidiary as of November 30, 2013 were audited by other auditors whose report dated February 12, 2014, expressed an unqualified opinion on those statements.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avalanche International Corporation and Subsidiary for the restated period ended November 30, 2014 and the restated results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington
October 18, 2015

AVALANCHE INTERNATIONAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets

	November 30,	November 30,
	2015	2014
ASSETS		(Restated)

CURRENT ASSETS

Cash	$405	$2,247
Accounts receivable, related party	17,222	—
Other receivable	705	—
Inventory	—	25,900
TOTAL CURRENT ASSETS	18,332	28,147

Other assets	—	526
TOTAL ASSETS	$18,332	$28,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$177,004	$87,217
Accounts payable, related party	63,699	88,572
Due to related parties	—	6,927
Derivative liability	1,313,012	—
Convertible notes payable, net of discount of $202,325 and 9,040, respectively	416,975	54,210
Notes payable	135,031	18,300
TOTAL CURRENT LIABILITIES	2,105,721	255,226

TOTAL LIABILITIES	2,105,721	255,226

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value: 10,000,000 shares authorized;
Class A Preferred Stock, $0.001 par value; 50,000 shares designated,
nil and 14,000 shares issued and outstanding, respectively, stated value $5 per share	—	14
Common stock, $0.001 par value: 75,000,000 shares authorized;
6,309,635 and 5,144,400 shares issued and outstanding, respectively	6,310	5,144
Additional paid-in capital	1,119,118	203,445
Accumulated deficit	(3,212,817)	(435,156)
TOTAL STOCKHOLDERS' DEFICIT	(2,087,389)	(226,553)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,332	$28,673

The accompanying notes are an integral part of these consolidated financial statements.

AVALANCHE INTERNATIONAL CORP. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Year Ended November 30,
	2015	2014
		(Restated)

Revenue - related party	$34,086	$27,000
Revenue	4,814	19,131
Total Revenue	38,900	46,131
Cost of revenue	32,231	45,146
Gross profit	6,669	985

Operating expenses
General and administrative	1,400,956	394,129
Total operating expense	1,400,956	394,129

Loss from operations	(1,394,287)	(393,144)

Other expenses
Interest expense, including penalties	(76,029)	(985)
Interest expense - debt discount	(357,450)	—
Loss on issuance of convertible debt	(472,033)	—
Change in fair value of derivative liability	(360,666)	—
Total other expenses	(1,266,178)	(985)

Loss before income taxes	(2,660,465)	(394,129)

Income tax expense	—	—

Net loss	(2,660,465)	(394,129)

Preferred dividends	(117,196)	—

Loss available to common shareholders	$(2,777,661)	$(394,129)

Basic and diluted net loss per common share	$(0.49)	$(0.08)

Basic and diluted weighted average common shares outstanding	5,622,731	5,076,965

The accompanying notes are an integral part of these consolidated financial statements.

AVALANCHE INTERNATIONAL CORP. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Deficit
Years Ended November 30, 2014 and November 30, 2015

	Series A Convertible				Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

BALANCES, November 30, 2013	—	$—	5,070,000	$5,070	$18,330	$(41,027)	$(17,627)

Issuance of common stock for cash	—	—	74,400	74	92,926	—	93,000

Issuance of preferred stock for cash	14,000	14	—	—	69,986	—	70,000

Assumption of liabilities	—	—	—	—	22,203	—	22,203

Net loss	—	—	—	—	—	(394,129)	(394,129)

BALANCES, November 30, 2014	14,000	$14	5,144,400	$5,144	$203,445	$(435,156)	$(226,553)

Issuance of common stock for cash	—	—	1,600	2	1,998	—	2,000

Issuance of preferred stock to shareholder for payment of accrued expenses, related party	15,380	15	—	—	76,885	—	76,900

Issuance of common stock for services	—	—	440,000	440	582,685	—	583,125

Issuance of common stock with convertible notes payable and notes payable	—	—	133,990	134	111,194	—	111,328

Issuance of common stock for conversion of debt	—	—	61,452	62	26,214	—	26,276

Issuance of common stock for conversion of preferred stock	(29,380)	(29)	528,193	528	116,697	—	117,196

Preferred dividends	—	—	—	—	—	(117,196)	(117,196)

Net loss	—	—	—	—	—	(2,660,465)	(2,660,465)

BALANCES, November 30, 2015	—	$—	6,309,635	$6,310	$1,119,118	$(3,212,817)	$(2,087,389)

The accompanying notes are an integral part of these consolidated financial statements.

AVALANCHE INTERNATIONAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended November 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,660,465)	$(394,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense -- loan fees	53,791	—
Interest expense -- debt discount	357,450	—
Loss on issuance of convertible debt	472,033	—
Change in fair value on derivative liability	360,666	—
Stock-based compensation	583,125	—
Stock issued for loan fees	68,011	—
Bad debt expense	173,688	—
Changes in operating assets and liabilities:
Accounts receivable, related party	(17,222)	—
Other receivables	(705)	(9,566)
Inventories	25,900	(25,900)
Other assets	526	—
Accounts payable and accrued expenses	256,726	180,365
Accounts payable, related parties	(24,873)	—

Net cash used in operating activities	(351,349)	(249,230)

Cash flows from investing activities:
Loan issuance	(12,500)	—
Loan issuance, related party	(12,500)
Advance to related party	(202,766)	—

Net cash used in investing activities	(227,766)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	2,000	93,000
Proceeds from issuance of preferred stock	—	70,000
Payments to related parties	(6,927)	6,927
Proceeds from convertible notes payable	508,000	63,250
Proceeds from notes payable	105,000	28,300
Payments on notes payable	(25,500)
Payments on notes payable, related parties	(5,300)	(10,000)

Net cash provided by financing activities	577,273	251,477

Net increase (decrease) in cash	(1,842)	2,247

Cash at beginning of period	2,247	—

Cash at end of period	$405	$2,247

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$45	$65

Non-cash financing activities:
Issuance of common stock in payment of preferred dividends	$117,196	$-
Issuance of notes payable in payment of accrued expenses	$35,074	$-
Derivative liability recorded in connection with convertible debt	$952,346	$-
Common stock issued for conversion of debt	$26,276	$-
Issuance of preferred stock to shareholder for payment of accrued expenses	$76,900	$-
Reduction in related party accounts payable by offset of advances	$54,078	$-

The accompanying notes are an integral part of these consolidated financial statements.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Avalanche International, Corp. (the “Company” or “Avalanche”) was incorporated under the laws of the State of Nevada on April 14, 2011. The Company had plans to distribute crystallized glass tile in the North American markets to wholesale customers. On May 14, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with John Pulos, its prior sole officer and director. Pursuant to the Agreement, the Company transferred all assets related to its crystallized glass tile business to Mr. Pulos and in exchange Mr. Pulos assumed and cancelled all liabilities due to him. In conjunction with the Agreement, there was a change in management and the Company began to operate as a holding company with operations at the subsidiary levels only. The Company has formed two wholly-owned subsidiaries, Smith and Ramsay Brands, LLC (“SRB”) and Restaurant Capital Group, LLC (“RCG”). SRB was formed on May 19, 2014, and RCG was formed on October 22, 2015. SRB was originally formed as a manufacturer and distributor of flavored liquids for electronic vaporizers and eCigarettes and accessories; this business was discontinued in June 2015. RCG was formed to hold the Company’s investments in the restaurant industry.

2.	LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred recurring losses and reported loss available to common shareholders for the years ended November 30, 2015 and 2014, totaling $2,777,661 and $394,219, respectively, as well as an accumulated deficit as of November 30, 2015 and 2014, amounting to $3,212,817 and $435,156, respectively. As a result of the Company’s continued losses, at November 30, 2015, the Company’s current liabilities significantly exceed current assets, resulting in negative working capital of $2,087,389. Further, the Company does not have adequate cash to cover projected operating costs for the next 12 months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In order to ensure the continued viability of the Company, either future equity or debt financings must be obtained or profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. To address its liquidity issues, the Company continues to explore opportunities for additional financing and/or restructuring of its existing debt. No assurances can be made that the Company will be successful obtaining additional equity or debt financing and/or in restructuring existing debt, or that the Company will achieve profitable operations and positive cash flow. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Further, subsequent to year end the Company has primarily funded its operations through the issuance of additional debt financings (See Note 12).

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include accounts of Avalanche and its wholly-owned subsidiaries, SRB and RCG, (collectively referred to as the “Company"). No operations existed in RCG during the year ended November 30, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting policies that involve significant judgment and estimates include share based compensation, valuation of derivative liabilities and valuation of deferred income taxes. Actual results could differ from those estimates.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The recorded carrying amounts of the Company’s cash and cash equivalents approximate their fair value. As of November 30, 2015 and 2014, the Company had no cash equivalents.

Inventory Valuation

Inventory is valued at the lower of cost or market. Cost is determined using the first-in, first-out method; market value is based upon estimated replacement costs.

Fair Value of Financial Instruments

The Company’s financial instruments are accounts receivable, inventory, accounts payable, notes payable, and derivative liabilities. The recorded values of accounts receivable, inventory, and accounts payable approximate their fair values based on their short-term nature. Notes payable and convertible notes payable are recorded at their issue value or if warrants are attached at their issue value less the proportionate value of the warrant, which approximates their fair value. Convertible notes payable and warrants issued with ratcheting provisions are classified as derivative liabilities and are revalued using the Black-Scholes model each quarter based on changes in the market value of our common stock and unobservable level 3 inputs.

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 assumptions: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities including liabilities resulting from imbedded derivatives associated with certain warrants to purchase common stock.

Derivative Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). Pursuant to ASC Topic 815-15 an evaluation of the embedded conversion feature of convertible debt is evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. Since the terms of the embedded conversion features of the Company’s convertible debt provides for the issuance of shares of common stock at the election of the holders and the number of shares is subject to adjustment for a decline in the price of the Company’s common stock, the Company determined that the embedded conversion option met the criteria of a derivative liability. The estimated fair value of the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the consolidated statement of operations. As of November 30, 2015, the embedded conversion feature of $1,313,012 of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative liabilities” on the consolidated statements of operations.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

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

Debt Discounts

The Company accounts for debt discount according to ASC 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the years ended November 30, 2015 and 2014, the Company recorded amortization of debt discounts of $357,450 and nil, respectively.

Revenue Recognition

The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. During the years ended November 30, 2015 and 2014, the Company’s revenues consisted solely of sales of flavored liquids for electronic vaporizers and eCigarettes and accessories from SRB.

Income Taxes

The Company determines its income taxes under the asset and liability method in accordance with FASB ASC 740, Income Taxes (“ASC 740”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. ASC 740 also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of November 30, 2015, there are no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

Stock-Based Compensation

The Company accounts for stock option awards in accordance with FASB ASC Topic No. 718, Compensation-Stock Compensation. Under FASB ASC Topic No. 718, compensation expense related to stock-based payments is recorded over the requisite service period based on the grant date fair value of the awards. Compensation previously recorded for unvested stock options that are forfeited is reversed upon forfeiture. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC Topic No. 505-50, Equity Based Payments to Non-Employees. Accordingly, the measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible promissory notes and Class A convertible preferred stock were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding Class A convertible preferred stock and the conversion of convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding Class A convertible preferred stock and convertible debt as of November 30, 2015 and 2014:

	November 30,
	2015	2014
Convertible notes payable	3,890,876	—
Class A convertible preferred stock	—	14,000
	3,890,876	14,000

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations. In addition, certain prior year amounts from the restated amounts have been reclassified for consistency with the current period presentation.

Recent Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 "Revenue from Contracts with Customers (Topic 606)" (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition – Construction - Type and Production - Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 provides two methods of retrospective application. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASU No. 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 as a result of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which was issued by the FASB in August 2015 and extended the original effective date by one year. The Company is currently evaluating the impact of adopting the available methodologies of ASU 2014-09 and 2015-14 upon its financial statements in future reporting periods. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers to determine the effect the guidance will have on its financial statements and what changes to systems and controls may be warranted.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

There have been four new ASUs issued amending certain aspects of ASU 2014-09, ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross Versus Net),” was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU 2016-10, “Identifying Performance Obligations and Licensing,” issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU 2016-12, “Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients” provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. Finally, ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” was issued in December 2016, and provides elections regarding the disclosures required for remaining performance obligations in certain cases and also makes other technical corrections and improvements to the standard. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact on its financial statements related to the updated guidance provided by these four new ASUs.

In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory”. Under ASU No. 2015-11 entities should measure inventory that is not measured using last-in, first-out (LIFO) or the retail inventory method, including inventory that is measured using first-in, first-out (FIFO) or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU No. 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. The adoption of ASU No. 2015-11 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies the guidance set forth in ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, issued in April 2015. ASU No. 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU No. 2015-15 provides additional guidance regarding debt issuance costs associated with line-of-credit arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. ASU No. 2015-03 is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU No. 2015-03 and ASU No. 2015-15 did not have a material effect on our consolidated financial position, results of operations or cash flows.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of ASU No. 2015-17 is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements. The adoption of ASU No. 2016-09 is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance are effective immediately which did not have an impact on the Company’s consolidated financial statements. Additional provisions in this accounting guidance are effective for the Company in annual financial reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of the additional provisions in this accounting guidance may have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, which revises the guidance in ASC 230, Statement of Cash Flows. The new guidance is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, and is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The Company is currently assessing the potential impact of this ASU on our consolidated financial position and results of operations.

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2021, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its financial statements.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

4.	LOAN RECEIVABLE

On June 5, 2015, the Company executed a Promissory Note with Aja Cannafacturing, Inc. for $12,500. The note was unsecured, accrued interest at 10% and was due December 31, 2015. As of November 30, 2015, this note was deemed to be uncollectable and was written off to bad debt expense.

5.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable at November 30, 2015, and November 30, 2014, are comprised of the following:

	November 30,
	2015	2014
Notes payable to Adar Bays, LLC	$115,000	$—
Notes payable to Union Capital, LLC	115,000	—
Notes payable to Typenex Co-Investment, LLC	87,500	—
Note payable to Gary Gelbfish	100,000	—
Notes payable to JMJ Financial	60,500	—
Notes payable to Black Mountain Equities, Inc.	55,000	—
Notes payable to LG Capital Funding, LLC	50,000	63,250
Note payable to GCEF Opportunity Fund, LLC	27,500	—
Note payable to Lord Abstract, LLC	8,800	—
Total notes payable	619,300	63,250
Less: debt discount	(202,325)	(9,040)
Total convertible notes payable, net of discount	$416,975	$54,210

During the years ended November 30, 2015 and 2014, the Company entered into convertible promissory notes with various entities in which it received aggregate proceeds of $508,000 and $47,500, respectively. As consideration for these loans, the Company issued promissory notes in the aggregate principal amount of $632,550, which included loan fees of $47,500 and original issue discounts of $29,550. The convertible promissory notes accrue interest at rates ranging between 8% and 12% per annum. At November 30, 2015, the Company was in default on the LG Capital Funding, LLC, Gary Gelbfish and Typenex Co-Investment, LLC convertible promissory notes and subject to default interest rates of 24%, 10% and 22%, respectively, on these convertible promissory notes. Further, the Company recorded a default penalty of $18,902 on the Typenex Co-Investments, LLC convertible promissory note. On April 4, 2017, the Company and Typenex agreed to a settlement, see Note 12. As of the date of this report, the Company was in default on all of the convertible notes payable.

The table below summarizes the Company’s convertible promissory notes as of November 30, 2014.

			Inception			Original	Stock	Principal
	Inception	Due	Interest		Loan	Issue	Issued in	Amount of
	Date	Date	Rate	Cash	Fees	Discount	Lieu of Cash	Note
LG Capital Funding, LLC	11/3/2014	11/3/2015	8%	$47,500	$7,500	$8,250	$-	$63,250

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

The table below summarizes the Company’s convertible promissory notes as of November 30, 2015.

			Inception			Original	Stock	Principal
	Inception	Due	Interest		Loan	Issue	Issued in	Amount of
	Date	Date	Rate	Cash	Fees	Discount	Lieu of Cash	Note
Adar Bays, LLC	5/12/2015	5/12/2016	8%	$100,000	$15,000	$-	$-	$115,000
Union Capital, LLC	5/11/2015	5/11/2016	8%	100,000	15,000	-	-	115,000
Typenex Co-Investment, LLC	6/2/2015	7/2/2016	10%	70,000	10,000	7,500	-	87,500
Gary Gelbfish	4/1/2015	9/23/2015	10%	100,000	-	-	-	100,000
JMJ Financial	4/29/2015	4/29/2017	12%	55,000	-	5,500	-	60,500
Black Mountain Equities, Inc.	6/4/2015	6/4/2016	10%	50,000	-	5,000	-	55,000
LG Capital Funding, LLC	11/3/2014	11/3/2015	8%	47,500	7,500	8,250	(13,250)	50,000
GCEF Opportunity Fund, LLC	6/30/2015	6/30/2016	10%	25,000	-	2,500	-	27,500
Lord Abstract, LLC	6/30/2015	6/30/2016	10%	8,000	-	800	-	8,800
Total				$555,500	$47,500	$29,550	$(13,250)	$619,300

As reflected below, at November 30, 2015, the Company’s convertible notes payable were convertible into 3,890,876 shares of the Company’s common stock at the conversion terms below.

		Shares Issuable
		Upon Conversion
	Conversion terms	at November 30, 2015

Adar Bays, LLC	60% of the lowest trading price of the Company's common stock for the 20 days preceding conversion	638,889

Union Capital, LLC	60% of the lowest trading price of the Company's common stock for the 20 days preceding conversion	638,889

Typenex Co-Investment, LLC	35% of lowest closing bid price of the Company's common stock for the 20 days preceding conversion	1,013,352

Gary Gelbfish	50% of the average of the closing price of the Company's common stock for the twenty days preceding conversion	455,063

JMJ Financial	60% of the lowest trading price of the Company's common stock in the 25 days prior to conversion	403,333

Black Mountain Equities, Inc.	70% of the average of the three lowest closing prices of the Company's common stock during the twenty days preceding conversion	261,905

LG Capital Funding, LLC	60% of the lowest trading price of the Company's common stock for the 20 days preceding conversion	277,778

GCEF Opportunity Fund, LLC	60% of the lowest closing price of the Company's common stock for the 20 days preceding conversion	152,778

Lord Abstract, LLC	60% of the lowest closing price of the Company's common stock for the 20 days preceding conversion	48,889

Number of shares of common stock underlying the convertible promissory notes		3,890,876

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

The debt conversion features embedded in the Company’s convertible promissory notes are accounted for under ASC Topic 815 – Derivatives and Hedging. At issuance, the estimated fair value of the debt conversion features utilizing the Black Scholes option pricing model totaled $952,346. However, the fair value of the debt conversion features was limited by the amount of the gross proceeds of the convertible promissory notes of $555,500, and the respective debt discount of $552,101 is being amortized to interest expense over the term of the convertible promissory notes using the effective interest method. The difference between the estimated fair value of the debt conversion feature and the debt discount, of $459,894, was reflected as a loss on issuance of convertible debt. During the year ended November 30, 2015, interest expense of $357,450 was recorded from the debt discount amortization. Additionally, the Company is required to mark to market the value of the conversion feature liability. Therefore, as of November 30, 2015, the Company revalued the fair value of the debt conversion feature for the convertible promissory notes and determined the conversion feature liability to be $1,313,012, an increase of $360,666 from the fair value determined at the date of issuance. Changes in the conversion feature liability are recorded as income or expense during the reporting period that the change occurs.

The tables below summarize the Company’s derivative liabilities and the related non-cash charges at November 30, 2015.

	Estimated
	FV of Debt
	Conversion					Debt
	Feature at		Loss on	Debt	Amortization	Discount at
	Inception	Other Fees	Issuance	Discount	Expense	November 30, 2015
Adar Bays, LLC	$203,234	$-	$(103,234)	$100,000	$(59,589)	$40,411
Union Capital, LLC	193,664	-	(93,664)	100,000	(59,904)	40,096
Typenex Co-Investment, LLC	48,301	7,500	-	55,801	(27,671)	28,130
Gary Gelbfish	116,224	41,349	(57,573)	100,000	(100,000)	-
JMJ Financial	173,334	2,500	(118,334)	57,500	(12,924)	44,576
Black Mountain Equities, Inc.	68,362	5,000	(18,362)	55,000	(26,972)	28,028
LG Capital Funding, LLC	109,773	-	(62,273)	47,500	(47,500)	-
GCEF Opportunity Fund, LLC	29,889	2,500	(4,889)	27,500	(11,527)	15,973
Lord Abstract, LLC	9,565	800	(1,565)	8,800	(3,689)	5,111
	952,346	59,649	(459,894)	552,101	(349,776)	202,325

Notes payable:
Studio Capital, LLC	-	-	-	26,968	(7,674)	19,294
Loss on payment	-	-	(12,139)	-	-	-
Total	$952,346	$59,649	$(472,033)	$579,069	$(357,450)	$221,619

	Estimated FV of
	Debt Conversion Feature at		Change in FV of
	Inception	November 30, 2015	Debt Conversion Feature
Adar Bays, LLC	$203,234	$207,659	$4,425
Union Capital, LLC	193,664	207,536	13,872
Typenex Co-Investment, LLC	48,301	380,858	332,557
Gary Gelbfish	116,224	118,391	2,167
JMJ Financial	173,334	155,017	(18,317)
Black Mountain Equities, Inc.	68,362	81,951	13,589
LG Capital Funding, LLC	109,773	94,905	(14,868)
GCEF Opportunity Fund, LLC	29,889	50,532	20,643
Lord Abstract, LLC	9,565	16,163	6,598
	$952,346	$1,313,012	$360,666

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

As reflected in the table below, during the years ended November 30, 2015 and 2014, the Company incurred interest expense, excluding amortization of debt discount, of $43,313 and $374, respectively, on the convertible promissory notes. At November 30, 2015 and 2014, accrued interest on the convertible promissory notes totaled $42,426 and $374, respectively, and is recorded in accounts payable and accrued expenses on the consolidated balance sheets.

	Interest Expense for the Year ended		Accrued Interest at November 30,
	November 30, 2015	November 30, 2014	2015	2014

Adar Bays, LLC	$5,091	$-	$5,091	$-
Union Capital, LLC	5,117	-	5,117	-
Typenex Co-Investment, LLC	6,225	-	6,225	-
Gary Gelbfish	6,795	-	6,795	-
JMJ Financial	7,260	-	7,260	-
Black Mountain Equities, Inc.	5,500	-	5,500	-
LG Capital Funding, LLC	5,778	374	4,891	374
GCEF Opportunity Fund, LLC	1,172	-	1,172	-
Lord Abstract, LLC	375	-	375	-
Total	$43,313	$374	$42,426	$374

6.	NOTES PAYABLE

Notes payable at November 30, 2015, and November 30, 2014, are comprised of the following:

	November 30,
	2015	2014
Notes payable to Studio Capital, LLC (a)	$125,000	$—
Notes payable to Argent Offset, LLC (b)	16,825	13,000
Notes payable to Strategic IR, Inc. (c)	12,500	—
Notes payable to Cross Click Media, Inc. (d)	—	4,200
Notes payable to MCKEA Holdings, LLC (d)	—	1,100
Total notes payable	154,325	18,300
Less: debt discount	(19,294)	—
Notes payable	135,031	18,300

(a)
On October 8, 2015, Studio Capital, LLC, (“Studio Capital”) loaned $100,000 to the Company. As consideration for the loan, the Company issued Studio Capital a promissory note in the aggregate principal amount of $125,000, which included a loan discount of $25,000 (the “Studio Capital Note”) with net proceeds of $100,000. The Studio Capital note does not accrue interest; however, the note provides for a loan fee of 5,000 shares of the Company’s common stock and has a maturity date of April 8, 2016. The Studio Capital Note was not repaid on the maturity date and, as a result of this default, subsequent to year end, on April 8, 2016, the Company recorded a default penalty of $25,000, 20% of the outstanding balance of the Studio Capital Note. The Company recorded a debt discount in the amount of $26,968 based on the estimated fair value of the 5,000 shares of common stock, derived from the closing market price of the Company’s common stock on the date of the loan, and the $25,000 loan discount. The debt discount is being amortized as non-cash interest expense over the term of the debt using the effective interest method. During the year ended November 30, 2015, interest expense of $7,674 was recorded from the debt discount amortization.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

(b)
On November 26, 2014, the Company issued Argent Offset, LLC (“Argent”) a promissory note in consideration of expenses that it paid on the Company’s behalf in the aggregate principal amount of $13,000 (the “Argent Note”). The Argent Note included a $500 loan fee, accrued interest at 10%, compounded monthly, and was due December 5, 2014. A late payment fee of $500 per day was to be incurred from December 6, 2014 through December 7, 2014 and then increases to $1,000 per day. On February 1, 2015, the Company entered into a Temporary Forbearance Agreement with Argent. Under the forbearance agreement, the Company agreed to pay a forbearance fee of $7,000 and to extend the maturity date to August 1, 2015. Argent also advanced the Company an additional $19,825 pursuant to the terms of the Argent Note. As of November 30, 2015, $16,000 has been repaid on the Argent Note. The Argent Note is currently in default. During the years ended November 30, 2015 and 2014, the Company incurred interest expense, excluding loan fees, of $2,050 and $14, respectively, on the Argent Note. At November 30, 2015 and 2014, accrued interest on the Argent Note totaled $2,064 and $14, respectively.

(c)
On March 17, 2015, the Company issued Strategic, IR, Inc. (“Strategic”) a promissory note in consideration of expenses that it paid on the Company’s behalf in the aggregate principal amount of $12,500 (the “Strategic Note”). The Strategic Note included a $1,750 loan fee, accrued interest at 10% and was due April 16, 2015. The Strategic Note is currently in default and accruing interest at the default rate of 21% per annum. During the year ended November 30, 2015, the Company incurred interest expense, excluding loan fees, of $1,742 on the Strategic Note. At November 30, 2015, accrued interest on the Strategic Note totaled $1,742.

(d)
As of November 30, 2014, the Company owed $4,200 to Cross Click and $1,100 to MCKEA for short-term advances to the Company. During 2015, these advances were repaid. All advances were non-interest bearing, due upon demand and unsecured.

(e)
During 2015, the Company entered into two short-terms loans, in the aggregate amount of $9,500. The Company received $5,000 in cash and expenses of $4,500 were paid on the Company’s behalf. These short-term loans accrued interest at 10% and during the year ended November 30, 2015, the Company incurred interest expense of $45. These loans were repaid during 2015.

7.	FAIR VALUE MEASUREMENTS

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of November 30, 2015:

	Fair value measured at November 30, 2015
	Fair value at November 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,313,012	$-	$-	$1,313,012

There were no transfers between Level 1, 2 or 3 during the year ended November 30, 2015.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended November 30, 2015. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	December 1, 2014	Derivative Liabilities from Convertible Notes Payable	Change in estimated fair value recognized in results of operations	November 30, 2015
Derivative liabilities	$-	$952,346	$360,666	$1,313,012

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management. A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy for the year ended November 30, 2015 is as follows:

Date of valuation
	November 30, 2015	Inception of loan
Stock price	$0.45	$0.55 – 1.41
Conversion price	$0.10 – 0.22	$0.24 – 1.20
Volatility	161% – 239%	103% – 151%
Risk free interest rate	.11% – .86%	.08% – .74%
Years to maturity	.45 – 1.74	.43 – 2.00

8.	RELATED PARTY TRANSACTIONS

During the years ended November 30, 2015 and 2014, the Company sold $34,086 and $27,000, respectively, in products to Vape Nation. These sales represented 87.6% and 69.4%, respectively, of total revenue. Vape Nation, is 50% owned by MCKEA Holdings, LLC (“MCKEA”). MCKEA is the majority member of Philou Ventures, LLC, which is the Company’s controlling shareholder. Kristine L. Ault, the wife of Milton C. Ault III, Chairman of the Company’s Board of Directors, is the manager and owner of MCKEA.

During the years ended November 31, 2015 and 2014, Cross Click Media, Inc. (“Cross Click”) performed sales, marketing, investor relation and other incidental services on behalf of the Company in the amount of approximately $114,000 and $154,000, respectively, which are included in advertising and marketing expense and general and administrative expense in the statement of operations. MCKEA is the controlling shareholder of Cross Click.

On June 5, 2015, the Company entered into a promissory note with Cross Click for $12,500. The note is unsecured, accrues interest at 10% per annum and is due on December 31, 2015. As of November 30, 2015, this note was deemed to be uncollectable and was written off to bad debt expense.

During 2015, the Company repaid $4,200 to Cross Click and $1,100 to MCKEA for short-term advances that the Company received during 2014.

In addition, during the year ended November 30, 2015, the Company advanced Cross Click $202,766. The Company offset the advances by $54,078 in accounts payable due to Cross Click for sales, marketing, and investor relation services it had performed. The advances were due in one year and accrue interest at 12%. As of November 30, 2015, the advances were deemed to be uncollectable and the remaining balance due from Cross Click of $148,688 was written off to bad debt expense.

9.	EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.001 per share. On July 31, 2014, the Board of Directors designated 50,000 shares of its Preferred Stock as “Class A Convertible Preferred Stock” (the “Class A Preferred Shares”). Each share of Class A Preferred Stock has a stated value of $5.00 per share. The holders of Class A Preferred Stock have no voting rights. The holders are entitled to receive cumulative dividends at a rate of 10% of the stated value per annum, payable twice a year, subject to the availability of funds and approval by the Board of Directors. In the discretion of the Board of Directors, dividends may be paid with common stock. In the event of a liquidation or dissolution of the Company each holder of Class A Preferred Stock shall be entitled to be paid in cash $5 per share.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

At any time after August 31, 2015, a holder of Class A Preferred Stock may, at their option, convert all or a portion of their outstanding shares into common stock. On February 1, 2016, all issued and outstanding preferred stock were to be automatically converted into shares of common stock.

During the year ended November 30, 2014, the Company issued 14,000 shares of Class A Preferred Stock at a price of $5.00 per share for total cash proceeds of $70,000.

On January 30, 2015, the Company issued 15,380 shares of Class A Preferred Stock to Finiks Capital, LLC at a price of $5.00 per share for total proceeds of $76,900. The proceeds from the sale were paid directly to Cross Click, a related party, for accrued expenses.

On September 21, 2015, pursuant to individual Notices of Conversion executed by each of the holders of its Class A Preferred Stock, the Company exchanged all 29,380 shares of its outstanding Class A Preferred Stock, as well as accrued dividends thereon in the amount of $11,558, at a $0.30 conversion ratio per share for a total of 528,193 shares of common stock. The conversion of the Class A Preferred Shares resulted in an additional return to the preferred stockholders of $105,638 based on the difference of the carrying amount of the preferred stock and the fair value of the consideration transferred which is based on the closing price of the Company’s common stock on the date of conversion.

Common Stock

On December 15, 2014, the Company issued 1,600 shares of common stock at a price of $1.25 per share for total cash proceeds of $2,000.

Stock based compensation

During the year ended November 30, 2015, the Company issued 440,000 shares of common stock to service providers for total stock based compensation of $583,125. All of the shares of common stock were valued based on the closing price of the Company’s common stock on the date of grant.

Stock issued for convertible notes payable and notes payable

On March 27, 2015, the Company issued 50,000 shares of common stock to Dr. Gary Gelbfish in connection with the issuance of a convertible promissory note. As a result of this issuance, the Company recognized debt discount of $41,349 based on the fair value of the common stock issued to Dr. Gelbfish relative to the fair value of the convertible promissory note.

On October 8, 2015, the Company entered into a promissory note with Studio Capital. As additional consideration, the Company issued Studio Capital 5,000 shares of its common stock. As a result of the issuance of 5,000 shares of common stock, the Company recognized debt discount of $1,968 based on the fair value of the common stock issued to Studio Capital relative to the fair value of the promissory note. Inclusive of the $25,000 loan discount provided for in the Studio Capital Note, the Company recorded aggregate debt discount of $26,968 as a result of the transaction with Studio Capital.

On October 8, 2015, the Company issued 30,000 shares of common stock to an individual for consideration of personally guaranteeing the promissory note to Studio Capital. The fair value of the common stock issued was determined to be $11,997 based on the closing price of the Company’s common stock on the date of grant.

During the year ended November 30, 2015, in connection with the issuance of certain convertible promissory notes, the Company issued 48,990 shares of its common stock, for total non-cash consideration of $56,013. All of the shares of common stock were valued based on the closing price of the Company’s common stock on the date of grant.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

Conversion of debt

Between August 19, 2015 and September 21, 2015, the Company issued 61,452 shares of common stock to LG Capital Funding, LLC in conversion of $13,250 of principal and $887 of accrued interest on its convertible promissory note. The shares of common stock were valued $26,276 resulting in a loss on conversion of $12,139.

10.	INCOME TAXES

The Company has fully reserved the net deferred income tax assets by taking a full valuation allowance against these assets. During the years ended November 30, 2015 and 2014, the Company did not recognize any income tax benefit as a result of its net loss. The table below shows the balances for the deferred income tax assets and liabilities as of the date indicated.

	November 30,
	2015	2014
Deferred income tax asset:
Net operating loss	$623,354	$138,008
Other accrued liabilities	21,961	—
Total deferred tax asset	645,315	138,008
Valuation allowance	(645,315)	(138,008)
Deferred income tax asset, net of allowance	$—	$—

The income tax provision (benefit) consists of the following:

	November 30,
	2015	2014
Federal and State
Current	$—	$—
Deferred	(645,315)	(138,008)
Valuation allowance	645,315	138,008
Income tax provision (benefit)	$—	$—

During the years ended November 30, 2015 and 2014, the Company did not recognize income tax expense. The Company’s effective tax rate was 0% in both years. The effective tax rate differed primarily due to the change in the valuation allowance. The reconciliation of income tax attributable to operations computed at the U.S. Federal statutory income tax rate of 34% to income tax expense is as follows:

	Year Ended November 30,
	2015	2014
Tax benefit at U.S. Federal statutory tax rate	(34.0%)	(34.0%)
Increase (decrease) in tax rate resulting from:
Change to valuation allowance	18.3%	34.0%
Derivative revaluation expense	14.6%	—
Nondeductible meals & entertainment expense and other	1.1%	—
Effective tax rate	0.0%	0.0%

At November 30, 2015, the Company had total domestic Federal net operating loss carryovers of approximately $1,833,000 available to offset future taxable income. Federal net operating loss carryovers (“NOLs”) expire at various dates between 2022 and 2025. The Company has not filed its 2015 Federal income tax return. The Company will not be able to utilize these carryovers until the related tax return is filed. In accordance with Section 382 of the Internal Revenue Code, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred; however, the Company will be completing a Section 382 analysis regarding the limitation of the net operating loss.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available and due to the substantial doubt related to the Company’s ability to continue as a going concern and utilize its deferred tax assets, the Company recorded a full valuation allowance of the deferred tax asset. For the year ended November 30, 2015, the valuation allowance has increased by $507,306.

The 2012 through 2015 tax years remain open to examination by the Internal Revenue Service. The IRS has the authority to examine such tax year until the applicable statute of limitations expire.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

11.	RESTATEMENT

The consolidated financial statements for the year ended November 30, 2014 have been restated to expense the previously capitalized licensing fee and to reclassify original issue discount that was initially recorded as a prepaid asset to debt discount. An analysis of those restated numbers is reflected below.

Consolidated Balance Sheet

	November 30, 2014
	As Reported	Adjustment	(As Restated)
ASSETS

CURRENT ASSETS

Cash	$2,247	$—	$2,247
Inventory	25,900	—	25,900
TOTAL CURRENT ASSETS	28,147	—	28,147

Other assets	526	—	526
Product license	29,250	(29,250)	—
TOTAL ASSETS	$57,923	$(29,250)	$28,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$87,217	$—	$87,217
Accounts payable, related party	88,572	—	88,572
Due to related parties	6,927	—	6,927
Convertible notes payable, net of discount of 9,040	54,210	—	54,210
Notes payable	18,300	—	18,300
TOTAL CURRENT LIABILITIES	255,226	—	255,226

TOTAL LIABILITIES	255,226	—	255,226

COMMITMENTS AND CONTINGENCIES	—	—	—

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value: 10,000,000 shares authorized;
Class A Preferred Stock, $0.001 par value; 50,000 shares designated,
14,000 shares issued and outstanding	14	—	14
Common stock, $0.001 par value: 75,000,000 shares authorized;
5,144,400 shares issued and outstanding	5,144	—	5,144
Additional paid-in capital	203,445	—	203,445
Accumulated deficit	(405,906)	(29,250)	(435,156)
TOTAL STOCKHOLDERS' DEFICIT	(197,303)	(29,250)	(226,553)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57,923	$(29,250)	$28,673

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

Consolidated Statements of Operations

	For the Year Ended November 30, 2014
	As Reported	Adjustment	(As Restated)

Revenue	$46,131	$—	$46,131
Cost of revenue	45,146	—	45,146
Gross profit	985	—	985

Operating expenses
Advertising and marketing	137,473	—	137,473
Salary expense	50,200	—	50,200
Professional fees	42,954	—	42,954
General and administrative	134,252	29,250	163,502
Total operating expenses	364,879	29,250	394,129

Loss from operations	(363,894)	(29,250)	(393,144)

Other expenses
Interest expense	(985)	—	(985)
Total other expenses	(985)	—	(985)

Loss before income taxes	(364,879)	(29,250)	(394,129)

Income tax expense	—	—	—

Net loss	$(364,879)	$(29,250)	$(394,129)

Basic and diluted net loss per common share	$(0.07)	$(0.01)	$(0.08)

12.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2015 through April 28, 2017 and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

Notes Payable

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

Convertible Notes Payable

On December 7, 2015, the Company entered into convertible promissory notes with various entities in which it received aggregate proceeds of $11,000. As consideration for these loans, the Company issued promissory notes in the aggregate principal amount of $11,000. The convertible promissory notes accrue interest at 10% per annum and are due in three years.

Amendments

In January 2016, the Company entered into Amendments to its promissory notes with Adar Bays, Union Capital, LG Capital, and Typenex (the “Amendments”). In general, each of the Amendments stipulates that the lender will, for a period of ninety (90) days, convert no more than ten percent (10%) of the principal amount due under their notes in any thirty (30) day period.  In addition, the specific Amendments also provide as follows:

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

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

•
The Typenex Amendment also allows pre-payment in accord with the terms for such pre-payment as set forth in the note, and contains certain affirmations and representations and warranties regarding our liability under the Typenex note and other matters. The Typenex Amendment was also conditional upon our filing our quarterly report for the period ended August 31, 2015 by January 27, 2016.

On or around April 19, 2016, the Company received from counsel for Typenex, a written demand to accelerate and demand payment of the entire outstanding balance of the Convertible Note entered into between the Company and Typenex on May 29, 2015 (the “Typenex Note”). On June 7, 2016, Typenex filed suit in the State of Utah, the Third Judicial District Court, County of Salt Lake, for repayment of all principal, default effects, late fee and accrued interest. According to the complaint, Typenex asserted an aggregate amount due, as of June 6, 2016, of $149,054. On April 4, 2017, the Company and Typenex agreed to settle the lawsuit for payment of $90,000 provided such payment is received by Typenex no later than May 1, 2017.

Between April 2016 and August 2016, the Company entered into a convertible promissory note with JLA Realty (the “JLA Note”). Under the terms of the JLA Note, the Company borrowed the sum of $325,600. The Note featured an original issue discount of $29,600, resulting in net funding to the Company of $296,000. The JLA Note is due in three years and accrues interest at 12% per annum. The JLA Note is convertible into 2,170,667 shares of the Company’s common stock.

Between October 2016 and February 2017, the Company entered into three convertible promissory notes with Digital Power Corporation (NYSE: DPW) (the “DPW Notes”). Under the terms of the DPW Notes, the Company borrowed the sum of $1,500,000. The DPW Notes featured an original issue discount of $75,000, resulting in net funding to the Company of $1,500,000. The DPW Notes are due in two years and accrue interest at 12% per annum. Subject to adjustment as provided for by the DPW Notes, the DPW Note, inclusive of the original issue discount, is convertible into 2,113,086 shares of the Company’s common stock. Between March 2017 and April 2017, the Company received $400,871 in loans from DPW in excess of the three convertible promissory notes.

Common Stock

On December 10, 2015, the Company entered into a Subscription Agreement with a third party, whereby it sold 25,000 shares of its common stock at a price of $0.20 per share for total cash proceeds of $5,000.

On January 26, 2016, the Company granted 50,000 shares of common stock to a third party for consulting services. The shares were valued at $20,000, the fair value of the shares was determined based on the closing price of the Company’s common stock on the issuance date, and is being recognized over the term of the consulting agreement.

On January 26, 2016, the Company issued 297,619 shares of common stock to Typenex Co-Investment, LLC in conversion of $12,500 of accrued interest.

On January 28, 2016, the Company issued 100,000 shares of common stock to Black Mountain Equities, Inc. in conversion of $12,830 of principal and accrued interest.

On January 29, 2016, the Company issued 60,000 shares of common stock to JMJ Investments, Inc in conversion of $3,024 of accrued interest.

On October 27, 2016, the Company authorized the issuance of 250,000 shares of common stock as payment for services to an officer. The company issued the shares on February 28, 2017. The shares were valued at $40,000, $0.16 per share, based on the closing price of the Company’s common stock on the date of grant.

Preferred Stock

On March 6, 2017, the Company withdrew its former Class A Convertible Preferred Stock (the “Previous Class”), all shares of which were converted into shares of Common Stock as of September 21, 2015. The certificate of designations of the Previous Class was originally filed with the Secretary of State of the State of Nevada on July 31, 2014.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

On March 7, 2017, the Company filed a new Certificate of Designations, Preferences, Rights and Limitations of Class A Convertible Preferred Stock (the “Class A Certificate of Designations”) with the Secretary of State of the State of Nevada, setting forth the terms of the Class A Shares.

The Class A Shares each carry a stated value of $20.00. The Class A Shares shall vote together with the shares of Common Stock as a single class and, regardless of the number of Class A Shares outstanding, provided that at least 25,000 of such Class A Shares are outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Company or action by written consent of shareholders, including any shares of preferred stock other than the Class A Shares that are voted with the Common Stock. Each outstanding Class A Share shall represent its proportionate share of the 80% which is allocated to the outstanding Class A Shares. The Class A Shares are convertible at the Holder’s option into shares of Common Stock of the Company at a conversion price derived by dividing the stated value of each Class A Share by $0.50 per share, subject to customary adjustment, which conversion may occur at any time at the option of the Holder.

On March 7, 2017, the Company entered into an agreement (the “Exchange Agreement”) with Philou pursuant to which it agreed to issue to Philou 50,000 shares of its newly created Class A Convertible Preferred Stock (the “Class A Shares”) in exchange for the surrender by Philou of 2,000,000 shares of its Common Stock.

On March 7, 2017, the Company filed the Certificate of Designations, Preferences, Rights and Limitations of Class B Convertible Preferred Stock (the “Class B Certificate of Designations”) with the Secretary of State of the State of Nevada, setting forth the terms of its Class B Convertible Preferred Stock (the “Class B Shares”).

The Company designated 100,000 shares of its preferred stock, par value $0.001 per share, as Class B Shares. The Class B Shares will have a priority over all of the shares of Common Stock on liquidation or sale of the Company, at the rate of $50.00 per Class B Share, or a liquidation preference of $5,000,000 (the “Class B Stated Value”) as to all Class B Shares. The Class B Shares will pay an annual dividend (at the option of the Company, either in cash or in additional shares of Common Stock), in an amount that shall be the greater of (i) an annual rate of 5% per annum, or (ii) 5% of MTIX’s net income as determined in accordance with United States Generally Accepted Accounting Principles for the fiscal year then ended. The Class B Shares will vote with the Common Stock on all matters as to which shareholders of the Company are entitled to vote, on an “as converted” basis, as though all outstanding Class B Shares had been converted into Common Stock immediately prior to the taking of the record date for all shareholders entitled to vote at any regular or special meeting of the Company’s shareholders. Commencing two (2) years after the Closing Date, the Class B Shares shall be convertible into shares of Common Stock by dividing the Class B Stated Value by the Conversion Price applicable to the Notes. The Class B Shares shall contain the respective rights, privileges and designations as are set forth in the Certificate of Designations, Preferences, Rights and Limitations of Class B Convertible Preferred Stock.

Management Services Agreement

On May, 1, 2016, the Company entered into management services agreement (the “MSA”) with Alzamend Neuro, Inc. (“Alzamend”), a related party. Alzamend, which was formed on February 26, 2016 under the laws of the State of Delaware, was formed to acquire and commercialize patented intellectual property and know how to prevent, treat and cure the crippling and deadly disease, Alzheimer’s. Avalanche provides management, consulting and financial services to Alzamend. Such services include advice and assistance concerning any and all aspects of operations, planning and financing of Alzamend and conducting relations with accountants, attorney, financial advisors and other professionals. The term of the MSA, as amended, is for the period May 1, 2016 to December 31, 2017 and may be extended by written agreement. Avalanche receives $40,000 per month for its services.

MTIX, Ltd.

On October 26, 2016, the Company made an initial payment of $50,000 towards the purchase of MTIX Ltd., an advanced materials and processing technology company located in Huddersfield, West Yorkshire, UK (“MTIX”). MTIX has developed a novel cost effective and environmentally friendly material synthesis technology for textile applications. The parties to the transaction are currently completing their due diligence procedures and, assuming that no issues arise during the due diligence process, upon completion will finalize the terms of the purchase and prepare definitive agreements.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

On March 3, 2017, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with MTIX and the three (3) current shareholders of MTIX (individually, a “Seller” and collectively, the “Sellers”). Upon the terms and subject to the conditions set forth in the Exchange Agreement, the Company will acquire MTIX from the Sellers through the transfer of all issued and outstanding ordinary shares of MTIX (the “MTIX Shares”) by the Sellers to the Company in exchange (the “Exchange”) for the issuance by the Company of: (a) 7% secured convertible promissory notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal face amount of $9,500,000 to the Sellers in pro rata amounts commensurate with their current respective ownership percentages of MTIX’s ordinary shares, (b) (i) $500,000 in cash, $50,000 of which has already been paid, and (ii) 100,000 shares of the Company’s newly designated shares of Class B Convertible Preferred Stock (the “Class B Shares”) to the principal shareholder of MTIX (the “Majority Shareholder”).

Consummation of the Exchange (the “Closing”) is subject to a number of closing conditions, including, among other things: (i) absence of litigation that seeks to prohibit the Exchange and certain other matters; (ii) the accuracy of the representations and warranties, subject to customary materiality qualifiers; (iii) the performance by the parties of certain covenants and agreements in all material respects, and (iv) the absence of a Material Adverse Effect (as defined in the Exchange Agreement). The Exchange Agreement does not contain a financing condition.

At the Closing the Company shall deliver to the Majority Shareholder and the two Sellers other than Majority Shareholder (the “Minority Shareholders”) three Notes, which Notes shall be in the principal face amount of $6,166,666 with respect to the Majority Shareholder and in the principal face amount of $1,666,667 with respect to each of the Minority Shareholders. Other than the principal amount under the foregoing Notes, the Notes shall be in all respects identical to the Note.

The Notes

The Notes bear interest at 7% per annum with interest payable (i) in cash upon maturity or in connection with any voluntary or mandatory conversion or, (ii) at the option of the Seller, in arrears on the first day of each calendar quarter after the date of issuance (the “Closing Date”) by issuing and delivering that number of shares of Common Stock determined by dividing the interest accrued for such quarter by the average price per share for the ten (10) trading days immediately preceding the determination date as reported by Bloomberg, L.P.

Commencing two (2) years from the Closing Date, the Company may prepay any portion of the principal amount of the Notes without the prior written consent of the holders, provided, however, that the Company shall provide the Sellers with 90 days’ notice of such prepayment, and any prepayment must be undertaken on a pro rata basis for all Notes then outstanding. The holders of Notes shall have the right to convert any or all of the amount to be redeemed into common stock prior to prepayment.

Each Note ranks pari passu in right of payment with all other Notes now or hereafter issued in accordance with the Exchange Agreement and matures on the five-year anniversary of the issuance date thereof. Subject to certain limitations, the Notes are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price equal to either (i) if the aggregate market capital of the Company on the date of conversion (the “Market Cap”) is $35,000,000 or less, at a 25% discount to the Market Price, or (ii) if the Market Cap is greater than $35,000,000, at a 25% discount to the Market Price, provided that such discount shall be increased by dividing it by the quotient that shall be obtained by dividing $35,0000,000 by the Market Cap at the time of conversion, provided, however, any increase in the discount to the Market Price shall not result in a discount that is greater than a 75% discount (the “Conversion Price”). Notwithstanding the foregoing, in no event shall the Conversion Price be less than $0.35. In addition, the Company may force the conversion of the Notes at any time commencing two (2) years from the Closing Date, provided certain conditions are met.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

Certificate of Designations of Class B Convertible Preferred Stock

Upon Closing, the Company will issue the 100,000 Class B Shares to the Majority Shareholder. The Class B Shares will have a priority over all of the shares of Common Stock on liquidation or sale of the Company, at the rate of $50.00 per Class B Share, or a liquidation preference of $5,000,000 (the “Class B Stated Value”) as to all Class B Shares. The Class B Shares will pay an annual dividend (at the option of the Company, either in cash or in additional shares of Common Stock), in an amount that shall be the greater of (i) an annual rate of 5% per annum, or (ii) 5% of MTIX’s net income as determined in accordance with United States Generally Accepted Accounting Principles for the fiscal year then ended. The Class B Shares will vote with the Common Stock on all matters as to which shareholders of the Company are entitled to vote, on an “as converted” basis, as though all outstanding Class B Shares had been converted into Common Stock immediately prior to the taking of the record date for all shareholders entitled to vote at any regular or special meeting of the Company’s shareholders. Commencing two (2) years after the Closing Date, the Class B Shares shall be convertible into shares of Common Stock by dividing the Class B Stated Value by the Conversion Price applicable to the Notes.

Security Agreement

The Notes will be secured, pursuant to a Security Agreement, by a lien on certain of the Company’s assets, including but not limited to the intellectual property of MTIX. Upon the occurrence of an event of default under the Notes, a majority in interest of the Notes may require the Company to repay all of its Notes in cash, at a price equal to 100% of the principal, accrued and unpaid interest and any amounts, costs and liquidated damages, as applicable.

Registration Rights Agreement

In connection with the Exchange, the Company and the Sellers will enter into a Registration Rights Agreement under which the Company shall be required to file a registration statement with the Commission covering the resale of the shares of the Common Stock issuable pursuant to conversion of: (i) the Notes eighteen (18) months from the Closing Date, and (ii) the Class B Shares twenty-four (24) months from the Closing Date. In addition, the Company use its best efforts to have the registration statement declared effective as soon as practicable, but in no event later than 90 days after the filing date if the registration statement is not subject to a full review by the Commission, or 120 days after filing if the registration statement is subject to a full review by the Commission. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement.

Stock Incentive Plan

On October 27, 2016, subject to stockholder approval, the Company’s Board of Directors approved the Company’s 2016 Stock Incentive Plan (the “Plan”), which provides for the issuance of a maximum of three million (3,000,000) shares of the Company’s common stock to be offered to the Company’s directors, officers, employees, and consultants. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

Restaurant Capital Group

On April 13, 2016, through our wholly-owned subsidiary, Restaurant Capital Group, LLC (“RCG”) we entered into an agreement to finance a new restaurant owned by Philo Group, LLC (“Philo”). The restaurant is named Giulia, and features Italian fusion cuisine and two stylish full service bars with an intimate lounge atmosphere. Giulia, which opened in March 2017, is located near the Financial District, LA Live, and the Staples Center in downtown Los Angeles.

Between April 2016 and April 2017, the Company provided $931,000 in financing to Philo under the terms of a Senior Secured Property Note dated April 4, 2016, as amended (the “Philo Note”). The Philo Note bears interest at a rate of sixteen percent (16%) per year, requires monthly interest payments, and was due within six (6) months from the date of issue. Due to delays in the opening of Giulia, the Philo Note has not yet been repaid. The Philo Note features an original issue discount of $285,000 and allows for legal fees up to $20,000. The Philo Note is personally guaranteed by the principal of Philo, and secured by all assets of Philo. In addition, the principal of Philo has agreed to further secure the loan by pledging several pieces of real property located in California.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Continued)

We partially funded the Philo Note from our loans dated April 13, 2016 and September 15, 2016, with JLA Realty Associates, LLC and its principals (“JLA”), in the form of Senior Secured Property Notes in the amount of $330,000 and $150,000, respectively, (the “JLA Notes”) issued to JLA by RCG. The initial JLA Note featured terms mirroring those of the Philo Note, including 16% annual interest, a due date six months from issue, and required monthly interest payments. As of the date of this report, the Company has only repaid $100,000 of the JLA Notes and is currently in default. The JLA notes are secured by all of the assets of RCG and, in addition, is personally guaranteed by our Chairman, Milton C. Ault III. Mr. Ault serves as the Manager of RCG.

In addition to the financing from JLA discussed above, RCG has received financing from MCKEA Holdings, LLC under a Promissory Note dated March 4, 2016 (the “MCKEA Note”). The MCKEA Note has a face amount of $100,000 and bears interest a rate of fifteen percent (15%) per year. All principal and interest accrued under the MCKEA Note was due on or before August 4, 2016. The MCKEA Note features and original issue discount of 10% of the total cash advanced to RCG. Between March 2016 and December 2016, $58,350 has been advanced to RCG, inclusive of $5,305 of original issue discount, under the MCKEA Note, of which $42,125 has been repaid.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On June 16, 2015, Harris & Gillespie CPA’S, PLLC (“Harris & Gillespie”) was deregistered per PCAOB Release No. 105-2015-011. As a result of the transaction, on June 16, 2015, the Former Accountant effectively resigned as the Company’s independent registered public accounting firm and the Company engaged Michael Gillespie & Associates, PLLC (“Gillespie & Associates”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors.

Effective October 8, 2015, the Company dismissed its former independent registered public accounting firm, Gillespie & Associates. The decision to dismiss Gillespie & Associates was approved by the Company’s Board of Directors (the “Board”) on October 8, 2015.

In connection with the audits of the fiscal years ended November 30, 2014 and 2013 and through October 8, 2015, there were (i) no disagreements with Gillespie & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Gillespie & Associates would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report; (2) no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

Gillespie & Associates’ report on the financial statements of the Company for the years ended November 30, 2014 and 2013 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. However, both reports included an explanatory paragraph in which Gillespie & Associates stated there is substantial doubt about the Company’s ability to continue as a going concern due to the Company’s financial condition as of November 30, 2014 and November 30, 2013.

On October 8, 2015, 2015, the Company engaged Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm effective immediately. The engagement was approved by the Board on October 8, 2015. Prior to October 8, 2015, neither the Company nor anyone acting on its behalf consulted with Marcum regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Avalanche International, Corp.’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Annual Report.

The evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting included a review of our objectives and processes, implementation by us and the effect on the information generated for use in this Annual Report. In the course of this evaluation and in accordance with Section 302 of the Sarbanes Oxley Act of 2002, we sought to identify material weaknesses in our controls, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting that would have a material effect on our consolidated financial statements, and to confirm that any necessary corrective action, including process improvements, were being undertaken. Our evaluation of our disclosure controls and procedures is done quarterly and management reports the effectiveness of our controls and procedures in our periodic reports filed with the Securities and Exchange Commission. Our internal control over financial reporting is also evaluated on an ongoing basis by individuals in our organization. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary. We periodically evaluate our processes and procedures and make improvements as required.

Because of inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management applies its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of November 30, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and Rule 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that there were material weaknesses in our internal control over financial reporting as of November 30, 2015. The material weaknesses identified during management's assessment were (i) a lack of sufficient internal accounting resources to provide reasonable assurance that our financial statements and notes thereto, are processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of November 30, 2015, we did not maintain effective internal control over financial reporting. As defined by Regulation S-X 1-02(a)(4), a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In order to ensure the effectiveness of our disclosure controls in the future we are considering adding financial staff resources, either as an employee or a consultant, to our accounting and finance department.

Changes in Internal Controls over Financial Reporting

During the most recent fiscal quarter 2015 (the fourth fiscal quarter of 2015) there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Significant changes were and are being implemented and tested during the latter half of fiscal 2016 through the date of this report to remediate our material weaknesses in internal control over financial reporting. Management believes that such measures we have implemented to remediate the material weaknesses in internal control over financial reporting have had a favorable impact on our internal control over financial reporting. Changes in our internal control over financial reporting through the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Process for November 30, 2015 Material Weaknesses:

Management, in coordination with the input, oversight and support of our Board of Directors, has identified the measures below to strengthen our control environment and internal control over financial reporting.

We hired a new Chief Financial Officer in June 2016, who performs the following:

•	assists with documentation and implementation of policies and procedures and monitoring of controls,
•	prepares budgets, financial statements and journal entries,
•	reviews account reconciliations and journal entries.

While these remedial actions were implemented in fiscal year 2016, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of fiscal year 2016. If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. Any unremediated material weaknesses could have the effects described in “Item 1A. Risk Factors – In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures were ineffective as of November 30, 2015 which could result in material misstatements in our financial statements” Part I of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding our current directors and officers as of April 27, 2017.

			Served as a
		Position and Offices	Director and
Name	Age	Held with the Company	Officer Since
Milton C. Ault III	46	Chairman of the Board and Director	2014
Philip E. Mansour	48	President and Chief Executive Officer and Director	2014
William B. Horne	48	Chief Financial Officer and Director	2016

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and qualified.

Milton C. Ault, III

Mr. Ault is a seasoned business professional and entrepreneur that has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Mr. Ault has served as our Chairman since September 2014. Since February, 2016, Mr. Ault has served as the Chairman of the Board of Alzamend Neuro, Inc. Since January, 2011 Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a private hedge fund. Through this position Mr. Ault has consulted for a few publicly traded and privately-held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses. He was the President, Chief Executive Officer, Director and Chairman of the Board of Zealous, Inc. from August 2007 until June 4, 2010 and again from February 2011 through May 1, 2011. Mr. Ault was a registered representative at Strome Securities, LP, from July 1998 until December 2005, where he was involved in portfolio management and worked on several activism campaigns including Taco Cabana, Jack In The Box (formerly Foodmaker), and 21st Century Holdings Co. Mr. Ault was elected to the board of directors of Patient Safety Technologies, Inc. (OTCBB:PSTX, OTCQB:PSTX) (“PST”) in July 2004, and became its Chairman and Chief Executive Officer in October 2004 serving until January 2006, and again from July 2006 to January 2007. Stryker Corporation (NYSE:SYK) acquired PST at the beginning of 2014 in a deal valued at approximately one hundred twenty million dollars ($120,000,000). PST’s wholly-owned operating subsidiary, SurgiCount Medical, Inc., is the company that developed the Safety-Sponge® System; a bar coding technology for inventory control that aims to detect and prevent the incidence of foreign objects left in the body after surgery.

Philip E. Mansour

Mr. Mansour has served as our President, Secretary, Treasurer, Chief Executive Officer, and Director since May 2014. Since February, 2016, Mr. Mansour has served as the President, Chief Executive Officer and Director of Alzamend Neuro, Inc. Since October 2008, Mr. Mansour has been the full-time principal of PMC Solutions, LLC, specializing in consulting to companies on issues of operational management, strategic planning, marketing business development and disruptive technology. Additionally, Mr. Mansour has provided executive coaching services. Mr. Mansour clients during this period and corresponding roles include: Chief Operational Officer with the RXtra Solutions organization. The organization was a privately owned set of health care development companies which had footprints in the compounding pharmacy, diagnostics, medical equipment, chemical distribution and wellness provider spaces. Vice President, corporate development for Conceivex, Inc. a private company focused on At Home Infertility treatment. His prior experience includes leading the research and development for some prominent educational technology companies for more than 2 decades and leading multi-million-dollar government grants with leading universities. His entrepreneurial and significant corporate experience is expected to benefit the Company, including, but not limited to, through establishing its infrastructure and guiding its progression through its projected growth.

William B. Horne

Mr. Horne has served as our Chief Financial Officer and Director (OTC: AVLP) since June 2016. Since February, 2016, Mr. Horne has served as the Chief Financial Officer and Director of Alzamend Neuro, Inc. Mr. Horne has also served as the Chief Financial Officer of Targeted Medical Pharma, Inc. (OTC: TRGM) since August 2013. Mr. Horne previously held the position of Chief Financial Officer in various companies in the healthcare and high-tech field, including OptimisCorp, from January 2008 to May 2013, a privately held, diversified healthcare technology company located in Los Angeles, California. Mr. Horne served as the Chief Financial Officer of Patient Safety Technologies, Inc. (OTCQB: PSTX), a medical device company located in Irvine, California, from June 2005 to October 2008 and as the interim Chief Executive Officer from January 2007 to April 2008. In his dual role at Patient Safety Technologies, Mr. Horne was directly responsible for structuring the divestiture of non-core assets, capital financings and debt restructuring. Mr. Horne held the position of Managing Member & Chief Financial Officer of Alaska Wireless Communications, LLC, a privately held, advanced cellular communications company, from its inception in May 2002 until November 2007. Mr. Horne was responsible for negotiating the sale of Alaska Wireless to General Communication Inc. (NASDAQ: GNCMA). From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership located in Seattle, Washington. Mr. Horne has also held supervisory positions at Price Waterhouse, LLP and has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University.

Corporate Governance

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board currently implements its risk oversight function as a whole. Each of the Board committees, when established, will also provide risk oversight in respect of its areas of concentration and reports material risks to the board for further consideration.

Term of Office

Directors serve until the next annual meeting and until their successors are elected and qualified or until removed from office in accordance with our bylaws. Officers are appointed to serve for one year until the meeting of the Board following the annual meeting of shareholders and until their successors have been elected and qualified.

Committees of the Board

Until further determination by the board, the full board of directors will undertake the duties of the Audit Committee, Compensation Committee, and Nominating Committee.

Audit Committee

We do not have a separately designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, has determined that Mr. Horne is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and the Nasdaq Capital Market listing standards.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our Board of Directors;
•	Our needs with respect to the particular talents and experience of our directors;
•
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	Experience in political affairs;
•	Experience with accounting rules and practices; and
•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third-party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:
•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

•
the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, we have no independent directors. However, our Common Stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board be independent and, therefore, the Company is not subject to any director independence requirements.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or  employee:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;

•
or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

1.
Mr. Ault held series 7, 24, and 63 licenses and managed four domestic hedge funds and one bond fund from 1998 through 2008. On April 26, 2012, as a result from an investigation by FINRA involving activities during 2008, Mr. Ault agreed to a settlement with FINRA in which he did not admit to any liability or violation of any laws or regulatory rules and that included restitution and a suspension from association with a FINRA member firm for a period of 2 years. As part of that settlement, Mr. Ault agreed that before he would reapply for association with FINRA, if at all, he would make restitution to certain investors. Mr. Ault was able to speak with and pay restitution to one of the investors, but no others. As a result, Mr. Ault is neither eligible, nor does he intend, to apply for association with FINRA.

2.
Mr. Ault was CEO, President and Chairman of Zealous Holdings, Inc. that filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on February 20, 2009, in the U.S. Bankruptcy Court, Central District of California. This Chapter 11 filing was subsequently converted to a Chapter 7 filing by order of the Bankruptcy Court. Zealous Holdings, Inc. was not an entity that was entitled to a discharge under the bankruptcy code. As such Zealous Holdings, Inc. did not receive a discharge. Ultimately, Zealous Holdings, Inc. ceased doing business and was permanently closed.

3.
Mr. Ault filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on December 8, 2009, in the U.S. Bankruptcy Court, Central District of California. This Chapter 13 filing was subsequently converted to a Chapter 7 filing by order of the Bankruptcy Court and months later, the petition being withdrawn and dismissed without prejudice.

Code of Ethics and Code of Conduct for Executive Officers and Directors

We currently have not adopted a Code of Ethics and a Code of Conduct for Executive Officers and Directors. Our Board plans to adopt a written code of business ethics and conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. We will post on our website a current copy of these codes and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the code.

Item 11.	Executive Compensation.

The following table sets forth compensation paid by us for the years indicated to the individuals who served as our President and Chief Executive Officer, Chief Financial Officer and Former Officer during the year ended November 30, 2015. These individuals are referred to as our "Named Executive Officers."

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Philip E. Mansour	2015	141,059	0	0	0	0	141,059

President, Chief Executive Officer (1)	2014	34,102	0	0	0	0	34,102
Rachel Boulds	2015	35,140	0	0	0	0	35,140

Chief Financial Officer (2)	2014	11,550	0	0	0	0	11,550
John Pulos	2015	0	0	0	0	0	0

Former Officer (3)	2014	0	0	0	0	0	0

(1)	On May 15, 2014, Mr. Mansour became our President, Chief Executive Officer, Secretary, Treasurer and Director.

(2)	On June 6, 2014, Ms. Boulds became our Chief Financial Officer. Ms. Boulds resigned on June 25, 2016.

(3)
On May 15, 2014, in conjunctions with an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations entered into on May 14, 2014, Mr. Pulos resigned as our former sole officer and director. Mr. Pulos did not receive a salary during the years ended November 30, 2015 and 2014.

Agreements with Company Insiders

Currently, our executive officers receive cash compensation as set forth in the Summary Compensation Table. We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.

Outstanding Equity Awards for Named Executive Officers

The following table provides information regarding outstanding equity awards held by our Named Executive Officers as of November 30, 2015. Market value for stock options is calculated by taking the difference between the closing price of Avalanche International common stock on November 30, 2015 and the option exercise price, and multiplying it by the number of outstanding stock options.

OUTSTANDING EQUITY AWARDS AT NOVEMBER 30, 2015
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Unexercised Options ($)

Philip E. Mansour	—	—	—	—	—	—
Rachel Boulds	—	—	—	—	—	—

Director Compensation

Our Board of Directors has determined not to pay any cash fees to our executive directors, nor will we pay their expenses for attending board meetings. We do not currently provide any set compensation to our non-executive directors for their service as directors. In fiscal year 2015 Milton C. Ault III earned a fee of $20,000 for his services as a non-executive director. Ms. Maines and Mr. Smith resigned as directors on June 25, 2016 and were not compensated in fiscal year 2015 for their services as non-executive directors.

	Fees earned or	Stock	Option	All other
Name	paid in cash ($)	awards ($)	awards ($)	compensation ($)	Total ($)
Milton C. Ault III	20,000	—	—	—	20,000
Jeanette Maines	—	—	—	—	—
Joshua Smith	—	—	—	—	—

Outstanding Equity Awards for Directors

OUTSTANDING EQUITY AWARDS AT NOVEMBER 30, 2015
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Unexercised Options ($)

Milton C. Ault III	—	—	—	—	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Certain Beneficial Owners.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 27, 2017 (1) by each person who is known by us to own beneficially more than 5% of our outstanding common stock, (2) by each of our directors, (3) by each Named Executive Officer identified above in the "Summary Compensation Table," and (4) by all of our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities.

SEC rules also treat as beneficially owned all shares that a person would receive upon exercise or conversion of stock options, warrants or other securities or rights held by that person that are immediately exercisable or convertible, or exercisable or convertible within 60 days of the determination date, which in our case is April 27, 2017. Such shares are deemed to be outstanding for the purpose of computing the number of shares beneficially owned and the percentage ownership of the person holding such options, warrants securities or other rights, but these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. On April 27, 2017, there were 5,092,254 shares of our common stock issued and outstanding and 50,000 shares of class A preferred stock issued and outstanding.

	Beneficial Ownership
			Number of Shares
			Subject to Options
	Number of		and Warrants
	shares of		Exercisable as of
	Common Stock		April 27, 2017
	Beneficially		or which become
	Owned as of	Percent	Exercisable within
	April 27, 2017	of Class	60 Days of this Date

Directors and Officers: (1)
Philip E. Mansour (2)	1,250,000	20.5%	1,000,000
Milton C. Ault, III (2)	1,000,000	16.4%	1,000,000
William B. Horne (2)	1,000,000	16.4%	1,000,000
All directors and named executive officers as a group (3 persons)	3,250,000	40.2%	3,000,000

Greater than 5% Beneficial Owners:
Philou Ventures, LLC (3)	7,214,000	59.7%	7,000,000

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Avalanche International, Corp., 5940 S. Rainbow Blvd., Las Vegas, NV 89118.

(2)	Consists of options to purchase 1,000,000 shares of common stock.

(3)
Consists of 50,000 shares of Class A preferred stock and warrants to purchase 5,000,000 shares of common stock. The Class A Shares represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Company or action by written consent of shareholders. Kristine L. Ault is the Managing Member of Philou Ventures, LLC and, in that capacity, has the authority to direct voting and investment decisions with regard to stock. MCKEA Holdings, LLC is the majority member of Philou Ventures, LLC. The control person and Managing Member of MCKEA Holdings, LLC is Mrs. Ault, the wife of Mr. Ault.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

On October 27, 2016, subject to stockholder approval, the Company’s Board of Directors approved the Company’s 2016 Stock Incentive Plan (the “Plan”), which provides for the issuance of a maximum of three million (3,000,000) shares of the Company’s common stock to be offered to the Company’s directors, officers, employees, and consultants. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

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

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1.	As of November 30, 2015, the Company owed its CEO $27,834 for accrued compensation and expense reimbursement. The amount due is non-interest bearing, due upon demand and unsecured.
2.
As of November 30, 2015, the Company owed its Chairman of the Board of Directors $22,171 for accrued director fees and expense reimbursement. The amount due is non-interest bearing, due upon demand and unsecured.

3.
One of our major customers, Vape Nation, is 50% owned by MCKEA Holdings, LLC. MCKEA Holdings, LLC is the majority member of Philou Ventures, LLC, which is our controlling shareholder. To date, we have sold approximately $61,086 in products to Vape Nation, of which $34,086 was sold during the year ended November 30, 2015.

4.
Cross Click Media, Inc. performed sales, marketing, and advertising services for our initial product launch. During the years ended November 30, 2015 and 2014, we have paid approximately $114,000 and $154,000, respectively, for these services. MCKEA Holdings, LLC is the controlling shareholder of Cross Click Media, Inc. MCKEA Holdings, LLC is also the majority member of Philou Ventures, LLC, which is our controlling shareholder.

Director Independence

None of our directors meets the definition of “independent.” We use the definition of “independence” of The NASDAQ Stock Market to make this determination.

Item 14.	Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accountants for 2015(1) and 2014(2)

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended November 30, 2015 and November 30, 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	November 30, 2015 (1)	November 30, 2014 (2)
Audit Services	$36,925	$8,500
Audit Related Services	$—	$—
Tax Services	$—	$—
All Other Services	$—	$—
Total	$36,925	$8,500

(1)
Information regarding the fees billed to the Company for the year ended November 30, 2015 is related to services provided by Harris & Gillespie CPA’S, PLLC (“Harris & Gillespie”), Michael Gillespie & Associates, PLLC (“Gillespie & Associates”) and Marcum LLP (“Marcum”). The amounts attributable to Harris & Gillespie, Gillespie and Associates and Marcum for Audit Services during 2015 were $25,125, $5,000 and $6,800, respectively.

(2)	Information regarding the fees billed to the Company for the year ended November 30, 2014 is related to services provided by Harris & Gillespie.

Audit Services. This category includes fees billed for professional services rendered for the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are typically provided by the independent registered public accounting firms in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Services. This category includes fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and are not included in the fees reported in the table above under “Audit Services.”  These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services. This category includes tax services provided with respect to tax consulting, tax compliance, and tax audit assistance.

All Other Services. This category consists of services that are not included in the category descriptions defined above under “Audit Services,” “Audit-Related Services,” or “Tax Services.”

Policies and Procedures Relating to Approval of Services by our Independent Registered Public Accountants

The board of directors are solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by our independent registered public accounting firms (including the fees and other terms thereof), subject to the de minimis exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the board of directors prior to the completion of the audit. None of the fees listed above are for services rendered pursuant to such de minimis exceptions.

PART IV.

Item 15.	Exhibits.

Exhibit
Number	Description
2.1
Share Exchange Agreement by and among Avalanche International Corp., MTIX, Ltd and the Sellers signatories thereto dated as of March 3, 2017 (Incorporated by reference to Exhibit 2.1 of the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2017)

2.2
Exchange Agreement by and among Avalanche International Corp. and Philou Ventures, LLC dated as of March 7, 2017 (Incorporated by reference to Exhibit 2.2 of the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2017)

3.1
Articles of Incorporation of Avalanche International, Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on January 17, 2012)

3.2
Bylaws of Avalanche International, Corp. (Incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on January 17, 2012)

3.3
Certification of Designation of Class A Convertible Preferred Stock of Avalanche International, Corp. (Incorporated by reference to Exhibit 3.2 of the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2017)

3.4
Certification of Designation of Class B Convertible Preferred Stock of Avalanche International, Corp. (Incorporated by reference to Exhibit 3.3 of the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2017)

10.1*	Avalanche International, Corp. 2016 Stock Incentive Plan

10.2*	Form of Convertible Redeemable Note, dated November 3, 2014, by and between Avalanche International, Corp. and LG Capital Funding, LLC

10.3
Form of Convertible Promissory Note, dated March 7, 2015, by and between Avalanche International, Corp. and Dr. Gary Gelbfish (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on April 20, 2015)

10.4
Form of Convertible Note, dated April 29, 2015, by and between Avalanche International, Corp. and JMJ Financial (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on July 16, 2015)

10.5
Form of Convertible Redeemable Note, dated May 11, 2015, by and between Avalanche International, Corp. and Union Capital, LLC (Incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2015)

10.6
Form of Convertible Redeemable Note, dated May 11, 2015, by and between Avalanche International, Corp. and Adar Bays, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2015)

Exhibit
Number	Description
10.7
Form of Secured Convertible Promissory Note, dated May 29, 2015, by and between Avalanche International, Corp. and Typenex Co-Investment, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on July 16, 2015)

10.8
Form of Securities Purchase Agreement, dated May 29, 2015, by and between Avalanche International, Corp. and Typenex Co-Investment, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on July 16, 2015)

10.9
Form of Security Agreement, dated May 29, 2015, by and between Avalanche International, Corp. and Typenex Co-Investment, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on July 16, 2015)

10.10
Form of Convertible Note, dated June 4, 2015, by and between Avalanche International, Corp. and Black Mountain Equities, Inc. (Incorporated by reference to Exhibit 10.8 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on July 16, 2015)

10.11
Form of Convertible Promissory Note, dated June 30, 2015, by and between Avalanche International, Corp. and GCEF Opportunity Fund, LLC (Incorporated by reference to Exhibit 10.9 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on July 16, 2015)

10.12
Form of Promissory Note, dated October 8, 2015, by and between Avalanche International, Corp. and Studio Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2015)

10.13
Form of Secured Promissory Note, dated December 2, 2015, by and between Avalanche International, Corp. and Lori Livingston (Incorporated by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on January 25, 2016)

10.14
Form of Amendment to Secured Convertible Promissory Note, dated January 22, 2016, by and between Avalanche International, Corp. and Typenex Co-Investment, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on January 25, 2016)

10.15
Form of Amendment to Convertible Redeemable Note, dated January 20, 2016, by and between Avalanche International, Corp. and LG Capital Funding, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on January 25, 2016)

10.16
Form of Amendment to Convertible Redeemable Note, dated January 22, 2016, by and between Avalanche International, Corp. and Union Capital, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on January 25, 2016)

10.17
Form of Amendment to Convertible Redeemable Note, dated January 25, 2016, by and between Avalanche International, Corp. and Adar Bays, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on January 25, 2016)

Exhibit
Number	Description
10.18
Form of Senior Secured Property Note, dated April 13, 2016, by and between Restaurant Capital Group, LLC and Philo Group, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2016)

10.19
Form of Senior Secured Property Note, dated April 13, 2016, by and between Restaurant Capital Group, LLC and JLA Realty Associates, LLC (Incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2016)

10.20
Form of Promissory Note, dated March 4, 2016, by and between Restaurant Capital Group, LLC and MCKEA Holdings, LLC (Incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2016)

21*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALANCHE INTERNATIONAL, CORP.

Date: April 28, 2017	By:	/s/ Phillip Mansour
Philip Mansour
Chief Executive Officer,
Principal Executive Officer and Director

Date: April 28, 2017	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Milton C. Ault III	/s/ Philip E. Mansour
Milton C. Ault III	Philip E. Mansour
Chairman of the Board and Director	Chief Executive Officer and Director
April 28, 2017	April 28, 2017

/s/ William B. Horne
William B. Horne
Chief Financial Officer and Director
April 28, 2017