Form 10-Q
period 2016-02-29
AVALANCHE INTERNATIONAL, CORP.
filed 2017-08-07
CIK 1537169

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016.
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

There were 5,309,200 shares of common stock outstanding as of August 3, 2017.

FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 29, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

AVALANCHE INTERNATIONAL CORP. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	February 29,	November 30,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$58	$405
Accounts receivable, related party	17,222	17,222
Notes receivable, net of discount of $9,358 and nil, respectively	123,975	—
Other current assets	15,615	705
TOTAL ASSETS	$156,870	$18,332

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$260,207	$177,004
Accounts payable and accrued expenses, related party	197,159	63,699
Derivative liability	1,084,408	1,313,012
Convertible notes payable, net of discount of $108,618 and $202,325, respectively	498,352	416,975
Notes payable, net of discount of $29,315 and $19,294, respectively	246,260	135,031
TOTAL CURRENT LIABILITIES	2,286,386	2,105,721

LONG TERM LIABILITIES
Convertible notes payable, net of discount of $10,156 and nil, respectively	844	—

TOTAL LIABILITIES	2,287,230	2,105,721

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value: 10,000,000 shares authorized;
Class A Preferred Stock, $5 stated value per share: 50,000 shares designated;
nil shares issued and outstanding at February 29, 2016 and November 30, 2015	—	—
Common stock, $0.001 par value: 75,000,000 shares authorized;
6,842,254 and 6,309,635 shares issued and outstanding, respectively	6,842	6,310
Additional paid-in capital	1,383,871	1,119,118
Accumulated deficit	(3,521,073)	(3,212,817)
TOTAL STOCKHOLDERS' DEFICIT	(2,130,360)	(2,087,389)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$156,870	$18,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALANCHE INTERNATIONAL CORP. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited and Restated)

Revenue - related party	$—	$10,236
Revenue	—	4,759
Total Revenue	—	14,995
Cost of revenue	—	8,534
Gross profit	—	6,461

Operating expenses
General and administrative	175,770	193,830
Total operating expense	175,770	193,830

Loss from operations	(175,770)	(187,369)

Other income (expense)
Interest income	6,441	—
Interest expense, including penalties	(83,320)	(4,200)
Interest expense - debt discount	(140,517)	—
Loss on issuance of convertible debt	(157,233)	—
Change in fair value of derivative liability	242,143	—
Total other income (expense)	(132,486)	(4,200)

Net loss	$(308,256)	$(191,569)

Basic and diluted net loss per common share	$(0.05)	$(0.04)

Basic and diluted weighted average common shares outstanding	6,517,372	5,218,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALANCHE INTERNATIONAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Three Months Ended
	February 29, 2016	February 28, 2015
	(Unaudited)	(Unaudited and Restated)
Cash flows from operating activities:
Net loss	$(308,256)	$(191,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income – original issue discount	(3,975)	—
Interest expense on warrant issuance	26,250
Interest expense – debt discount	140,517	2,465
Loss on issuance of convertible debt	157,233	—
Change in fair value on derivative liability	(242,143)	—
Stock-based compensation	7,556	56,708
Changes in operating assets and liabilities:
Accounts receivable	—	(46)
Other receivables	(2,466)	—
Inventories	—	5,142
Other assets	—	(179)
Accounts payable and accrued expenses	104,227	70,119
Accounts payable, related parties	108,460	33,676

Net cash used in operating activities	(12,597)	(23,684)

Cash flows from investing activities:
Loan issuance	(95,000)	—

Net cash used in investing activities	(95,000)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	5,000	2,000
Payments to related parties	—	26,008
Proceeds from convertible notes payable	11,000	—
Proceeds from notes payable	100,000	—
Payments on notes payable	(3,750)	(5,300)
Payments on convertible notes payable	(5,000)	—

Net cash provided by financing activities	107,250	22,708

Net decrease in cash	(347)	(976)

Cash at beginning of period	405	2,247

Cash at end of period	$58	$1,271

Supplemental disclosures of cash flow information:
Issuance of common stock for services of which $12,444 is included in other current assets to be amortized over two months	$20,000	$—
Increase in accounts payable in connection with loan issuance	$25,000	$—
Derivative liability recorded in connection with convertible debt	$13,539	$—
Common stock issued for conversion of debt and accrued interest	$183,048	$—
Original issue discount in connection with note payable	$25,000	$—
Issuance of preferred stock to shareholder for payment of accrued expenses, related party	$—	$76,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred recurring losses and reported loss available to common shareholders for the three months ended February 29, 2016 and February 28, 2015, totaling $308,256 and $191,569, respectively, as well as an accumulated deficit as of February 29, 2016 and November 30, 2015, amounting to $3,521,073 and $3,212,817, respectively. As a result of the Company’s continued losses, at February 29, 2016, the Company’s current liabilities significantly exceed current assets, resulting in negative working capital of $2,129,516. Further, the Company does not have adequate cash to cover projected operating costs for the next 12 months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In order to ensure the continued viability of the Company, either future equity or debt financings must be obtained or profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. To address its liquidity issues, the Company continues to explore opportunities for additional financing and/or restructuring of its existing debt. No assurances can be made that the Company will be successful obtaining additional equity or debt financing and/or in restructuring existing debt, or that the Company will achieve profitable operations and positive cash flow. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Further, subsequent to year end the Company has primarily funded its operations through the issuance of additional debt financings (See Note 11).

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our consolidated financial statements and the accompanying notes.  The actual results experienced by the Company may differ materially from our estimates. The consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2015, filed with the Securities and Exchange Commission on April 28, 2017.  The unaudited condensed consolidated balance sheet as of February 29, 2016 was derived from the Company’s audited 2015 financial statements contained in the above referenced Form 10-K.  Results of the three months ended February 29, 2016, are not necessarily indicative of the results to be expected for the full year ending November 30, 2016.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

Principles of Consolidation

The unaudited condensed consolidated financial statements include accounts of Avalanche and its wholly-owned subsidiaries, SRB and RCG, (collectively referred to as the “Company"). No operations existed in RCG during the year ended November 30, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Derivative Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). Pursuant to ASC Topic 815-15 an evaluation of the embedded conversion feature of convertible debt is evaluated to determine if the bifurcated debt conversion feature is required to be classified as a derivative liability. Since the terms of the embedded conversion features of the Company’s convertible debt provides for the issuance of shares of common stock at the election of the holders and the number of shares is subject to adjustment for a decline in the price of the Company’s common stock, the Company determined that the embedded conversion option met the criteria of a derivative liability. The estimated fair value of the embedded conversion feature of debt classified as derivative liabilities are determined using the Black-Scholes option pricing model. The model utilizes Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period. The Company determined that using an alternative valuation model such as a Binomial-Lattice model would result in minimal differences. The fair value of the embedded conversion feature of debt classified as derivative liabilities are adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded as other income or expense in the consolidated statement of operations. As of February 29, 2016 and November 30, 2015, the embedded conversion feature of $1,084,408 and $1,313,012, respectively, of convertible notes payable was classified as a derivative liability. Each reporting period the embedded conversion feature is re-valued and adjusted through the caption “change in fair value of derivative liabilities” on the consolidated statements of operations.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

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

Debt Discounts

The Company accounts for debt discount according to ASC 470-20, Debt with Conversion and Other Options. Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the three months ended February 29, 2016 and February 28, 2015, the Company recorded amortization of debt discounts of $140,517 and nil, respectively.

Revenue Recognition

The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. During the three months ended February 29, 2016, the Company did not generate any revenue. During the three months ended February 28, 2015, the Company’s revenues consisted solely of sales of flavored liquids for electronic vaporizers and eCigarettes and accessories from SRB.

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

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

Since the effects of the conversion of convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying convertible debt as of February 29, 2016 and February 28, 2015:

	For the Three Months Ended
	February 29, 2016	February 28, 2015
Convertible notes payable	21,637,305	—
Warrants	175,000	—
	21,812,305	—

Reclassifications

Certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations. In addition, certain prior year amounts from the restated amounts have been reclassified for consistency with the current period presentation.

Recent Accounting Standards

The Company has considered all other recently issued accounting standards and does not believe the adoption of such standards will have a material impact on its condensed consolidated financial statements.

4.	LOAN RECEIVABLE

On August 4, 2015, we entered into a Secured Promissory Note (the “JST Note”) with JS Technologies, Inc. (“JST”). Under the JST Note, we intended to lend up to $400,000 to JST in order to provide short-term financing pending our proposed acquisition of JST. The JST Note accrues interest at a rate of ten percent (10%) per year and is due in one year. The JST Note is secured by substantially all of the assets of JST. Between December 3, 2015 and February 26, 2016, the Company loaned JST $120,000 pursuant to the term of the JST Note. The JST Note, which was repaid subsequent to February 29, 2016 (see Note 11), included $13,333 of original issue discount, resulting in an aggregate amount due to the Company of $133,333.

The original issue discount of $13,333 on the JST Note is being amortized as interest income through the maturity date using the interest rate method. During the quarter ended February 29, 2016, the Company recorded $3,975 of interest income from the discount accretion and $2,466 of interest income based upon the 10% contractual rate. As of February 29, 2016, and November 30, 2015, the Company had recorded an interest receivable attributed to the JST Note of $2,466 and nil, respectively.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

5.	CONVERTIBLE NOTES PAYABLE

Convertible notes payable at February 29, 2016 and November 30, 2015, are comprised of the following:

	February 29, 2016	November 30, 2015
Note payable to Adar Bays, LLC	$115,000	$115,000
Note payable to Union Capital, LLC	115,000	115,000
Note payable to Typenex Co-Investment, LLC	87,500	87,500
Note payable to Gary Gelbfish	100,000	100,000
Note payable to JMJ Financial	60,500	60,500
Note payable to Black Mountain Equities, Inc.	42,670	55,000
Note payable to LG Capital Funding, LLC	50,000	50,000
Note payable to GCEF Opportunity Fund, LLC	27,500	27,500
Note payable to Lord Abstract, LLC	8,800	8,800
Other notes payable	11,000	—
Total notes payable	617,970	619,300
Less: debt discount	(118,774)	(202,325)
Total convertible notes payable	$499,196	$416,975
Less: current portion	(498,352)	(416,975)
Notes payable – long-term portion	$844	$-

The Company has entered into convertible promissory notes with various entities. During the three months ended February 29, 2016 and the year ended November 30, 2015, the Company received aggregate proceeds of $11,000 and 508,000, respectively. During the three months ended February 29, 2016 and the year ended November 30, 2015, the Company issued promissory notes in the aggregate principal amount of $11,000 and $569,300. The promissory notes that were issued during the year ended November 30, 2015 included loan fees of $40,000 and original issue discounts of $21,300. The convertible promissory notes accrue interest at rates ranging between 8% and 12% per annum. At February 29, 2016, the Company was in default on the LG Capital Funding, LLC, Gary Gelbfish and Typenex Co-Investment, LLC convertible promissory notes and subject to default interest rates of 24%, 10% and 22%, respectively, on these convertible promissory notes. Further, during the year ended November 30, 2015, the Company recorded a default penalty of $18,902 on the Typenex Co-Investments, LLC convertible promissory note. On April 4, 2017, the Company and Typenex agreed to a settlement, see Note 11. As of the date of this report, the Company was in default on all of the convertible notes payable.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

The table below summarizes the Company’s convertible promissory notes as of February 29, 2016.

			Inception			Original	Principal	Principal
	Inception	Due	Interest		Loan	Issue	Payments:	Amount of
	Date	Date	Rate	Cash	Fees	Discount	Cash and Stock	Note
Adar Bays, LLC	5/12/2015	5/12/2016	8%	$100,000	$15,000	$-	$-	$115,000
Union Capital, LLC	5/11/2015	5/11/2016	8%	100,000	15,000	-	-	115,000
Typenex Co-Investment, LLC	6/2/2015	7/2/2016	10%	70,000	10,000	7,500	-	87,500
Gary Gelbfish	4/1/2015	9/23/2015	10%	100,000	-	-	-	100,000
JMJ Financial	4/29/2015	4/29/2017	12%	55,000	-	5,500	-	60,500
Black Mountain Equities, Inc.	6/4/2015	6/4/2016	10%	50,000	-	5,000	(12,330)	42,670
LG Capital Funding, LLC	11/3/2014	11/3/2015	8%	47,500	7,500	8,250	(13,250)	50,000
GCEF Opportunity Fund, LLC	6/30/2015	6/30/2016	10%	25,000	-	2,500	-	27,500
Lord Abstract, LLC	6/30/2015	6/30/2016	10%	8,000	-	800	-	8,800
Other Convertible Notes	6/30/2015	6/30/2016	10%	11,000	-	-	-	11,000
Total				$566,500	$47,500	$29,550	$(25,580)	$617,970

The table below summarizes the Company’s convertible promissory notes as of November 30, 2015.

			Inception			Original	Principal	Principal
	Inception	Due	Interest		Loan	Issue	Payments:	Amount of
	Date	Date	Rate	Cash	Fees	Discount	Stock	Note
Adar Bays, LLC	5/12/2015	5/12/2016	8%	$100,000	$15,000	$-	$-	$115,000
Union Capital, LLC	5/11/2015	5/11/2016	8%	100,000	15,000	-	-	115,000
Typenex Co-Investment, LLC	6/2/2015	7/2/2016	10%	70,000	10,000	7,500	-	87,500
Gary Gelbfish	4/1/2015	9/23/2015	10%	100,000	-	-	-	100,000
JMJ Financial	4/29/2015	4/29/2017	12%	55,000	-	5,500	-	60,500
Black Mountain Equities, Inc.	6/4/2015	6/4/2016	10%	50,000	-	5,000	-	55,000
LG Capital Funding, LLC	11/3/2014	11/3/2015	8%	47,500	7,500	8,250	(13,250)	50,000
GCEF Opportunity Fund, LLC	6/30/2015	6/30/2016	10%	25,000	-	2,500	-	27,500
Lord Abstract, LLC	6/30/2015	6/30/2016	10%	8,000	-	800	-	8,800
Total				$555,500	$47,500	$29,550	$(13,250)	$619,300

As reflected below, at February 29, 2016 and November 30, 2015, the Company’s convertible notes payable were convertible into 21,637,305 shares and 3,890,876 shares, respectively, of the Company’s common stock at the conversion terms below.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

		Shares Issuable Upon Conversion at
	Conversion terms	February 29, 2016	November 30, 2015
Adar Bays, LLC	55% of the lowest trading price of the Company's common stock for the 25 days preceding conversion	4,181,818	638,889
Union Capital, LLC	55% of the lowest trading price of the Company's common stock for the 25 days preceding conversion	4,181,818	638,889
Typenex Co-Investment, LLC	35% of lowest closing bid price of the Company's common stock for the 20 days preceding conversion	5,066,762	1,013,352
Gary Gelbfish	50% of the average of the closing price of the Company's common stock for the twenty days preceding conversion	1,895,735	455,063
JMJ Financial	60% of the lowest trading price of the Company's common stock in the 25 days prior to conversion	2,016,667	403,333
Black Mountain Equities, Inc.	70% of the average of the three lowest closing prices of the Company's common stock during the twenty days preceding conversion	1,188,671	261,905
LG Capital Funding, LLC	60% of the lowest trading price of the Company's common stock for the 20 days preceding conversion	1,666,667	277,778
GCEF Opportunity Fund, LLC	60% of the lowest closing price of the Company's common stock for the 20 days preceding conversion	916,667	152,778
Lord Abstract, LLC	60% of the lowest closing price of the Company's common stock for the 20 days preceding conversion	293,333	48,889
Other Convertible Notes	50% of the volume weighted average price of the Company's common stock for the twenty days preceding conversion	229,167	—
Number of shares of common stock underlying the convertible promissory notes		21,637,305	3,890,876

The debt conversion features embedded in the Company’s convertible promissory notes are accounted for under ASC Topic 815 – Derivatives and Hedging. At the time of issuance, the estimated fair value of the debt conversion features utilizing the Black Scholes option pricing model totaled $965,884. However, the fair value of the debt conversion features was limited by the amount of the gross proceeds of the convertible promissory notes of $566,500, and the respective debt discount of $563,101 is being amortized to interest expense over the term of the convertible promissory notes using the effective interest method. The difference between the estimated fair value of the debt conversion feature and the debt discount was reflected as a loss on issuance of convertible debt and during the three months ended February 29, 2016 and February 28, 2015, the loss on issuance amounted to $2,538 and nil, respectively. In January 2016, the Company issued 457,619 shares of common stock in payment of principal and accrued interest on three of its convertible notes. The shares were valued based on the closing price of the Company’s common stock on the date of issuance, $183,048, resulting in a loss on conversion of $154,695. In aggregate, the Company recognized a loss related to its convertible notes of $157,233.

During the three months ended February 29, 2016 and February 28, 2015, interest expense of $140,517 and nil, respectively, was recorded from the debt discount amortization. Additionally, the Company is required to mark to market the value of the conversion feature liability. Therefore, as of February 29, 2016 and November 30, 2015, the Company revalued the fair value of the debt conversion feature for the convertible promissory notes and determined the conversion feature liability to be $1,084,408 and $1,313,012, respectively, a decrease of $228,604. Adjusting for $13,539 in derivative liabilities that were recognized as a result of new loans that were entered into during the three months ended February 29, 2016, the Company recognized an aggregate decrease of $242,143 from the fair value determined at November 30, 2015. Changes in the conversion feature liability are recorded as income or expense during the reporting period that the change occurs.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

The tables below summarize the Company’s derivative liabilities and the related non-cash charges at February 29, 2016.

				Amortization
	Debt	Accumulated	Debt	for the Three
	Discount at	Amortization at	Discount at	Months Ended	Debt Discount at
	Inception	November 30, 2015	November 30, 2015	February 29, 2016	February 29, 2016
Adar Bays, LLC	$100,000	$59,589	$40,411	$24,932	$15,479
Union Capital, LLC	100,000	59,904	40,096	24,932	15,164
Typenex Co-Investment, LLC	55,801	27,671	28,130	13,912	14,218
Gary Gelbfish	100,000	100,000	-	-	-
JMJ Financial	57,500	12,924	44,576	7,169	37,407
Black Mountain Equities, Inc.	55,000	26,972	28,028	13,712	14,316
LG Capital Funding, LLC	47,500	47,500	-	-	-
GCEF Opportunity Fund, LLC	27,500	11,527	15,973	6,856	9,117
Lord Abstract, LLC	8,800	3,689	5,111	2,194	2,917
Other convertible notes	11,000	—	—	844	10,156
Total convertible promissory notes	563,101	349,776	202,325	94,551	118,774

Notes payable:
Studio Capital, LLC	26,968	7,674	19,294	13,410	5,884
Other note payable	55,987	—	—	32,556	23,431
Total	$646,056	$357,450	$221,619	$140,517	$148,089

	Estimated FV of	Estimated FV of
	Debt Conversion	Debt Conversion	Change in FV of
	Feature at	Feature at	Debt Conversion
	November 30, 2015	February 29, 2016	Feature
Adar Bays, LLC	$207,659	$198,887	$(8,772)
Union Capital, LLC	207,536	198,553	(8,983)
Typenex Co-Investment, LLC	380,858	276,139	(104,719)
Gary Gelbfish	118,391	89,346	(29,045)
JMJ Financial	155,017	120,276	(34,741)
Black Mountain Equities, Inc.	81,951	49,544	(32,407)
LG Capital Funding, LLC	94,905	89,300	(5,605)
GCEF Opportunity Fund, LLC	50,532	45,806	(4,726)
Lord Abstract, LLC	16,163	2,165	(13,998)
Other convertible notes	-	14,392	853
	$1,313,012	$1,084,408	$(242,143)

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

As reflected in the table below, during the three months ended February 29, 2016 and February 28, 2015, the Company incurred interest expense, excluding amortization of debt discount, of $27,114 and $1,248, respectively, on the convertible promissory notes. At February 29, 2016 and November 30, 2015, accrued interest on the convertible promissory notes totaled $67,417 and $42,426, respectively, and is recorded in accounts payable and accrued expenses on the consolidated balance sheets.

	Interest Expense for the Three Months Ended		Accrued Interest at
	February 29, 2016	February 28, 2015	February 29, 2016	November 30, 2015

Adar Bays, LLC	$2,294	$-	$7,385	$5,091
Union Capital, LLC	2,294	-	7,410	5,117
Typenex Co-Investment, LLC	5,836	-	18,463	6,225
Gary Gelbfish	2,493	-	9,288	6,795
JMJ Financial	-	-	4,236	7,260
Black Mountain Equities, Inc.	10,000	-	10,000	5,500
LG Capital Funding, LLC	2,992	1,248	7,883	4,891
GCEF Opportunity Fund, LLC	721	-	1,893	1,172
Lord Abstract, LLC	231	-	606	375
Other convertible notes	253	-	253	-
Total	$27,114	$1,248	$67,417	$42,426

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

•
The LG Capital Amendment also calls for additional consideration to LG Capital in the form of warrants to purchase 75,000 shares of our common stock at a price of $0.30 per share, exercisable for 3 years. The Company recorded non-cash interest expense in the amount of $26,250 based on the estimated fair value of the warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The non-cash interest expense was expensed at the time of issuance due to the short-term nature of the LG Capital convertible promissory note.

•
The Typenex Amendment also allows pre-payment in accord with the terms for such pre-payment as set forth in the note, and contains certain affirmations and representations and warranties regarding our liability under the Typenex note and other matters.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

6.	NOTES PAYABLE

Notes payable at February 29, 2016, and November 30, 2015, are comprised of the following:

	February 29, 2016	November 30, 2015
Notes payable to Studio Capital, LLC (a)	$125,000	$125,000
Notes payable to Argent Offset, LLC (b)	13,075	16,825
Notes payable to Strategic IR, Inc. (c)	12,500	12,500
Notes payable to Lori Livingston (d)	125,000	—
Total notes payable	275,575	154,325
Less: debt discount	(29,315)	(19,294)
Notes payable	$246,260	$135,031

(a)
On October 8, 2015, Studio Capital, LLC, (“Studio Capital”) loaned $100,000 to the Company. As consideration for the loan, the Company issued Studio Capital a promissory note in the aggregate principal amount of $125,000, which included a loan discount of $25,000 (the “Studio Capital Note”) with net proceeds of $100,000. The Studio Capital note does not accrue interest; however, the note provides for a loan fee of 5,000 shares of the Company’s common stock and has a maturity date of April 8, 2016. The Studio Capital Note was not repaid on the maturity date and, as a result of this default, on April 8, 2016, the Company recorded a default penalty of $25,000, 20% of the outstanding balance of the Studio Capital Note. The Company recorded a debt discount in the amount of $26,968 based on the estimated fair value of the 5,000 shares of common stock, derived from the closing market price of the Company’s common stock on the date of the loan, and the $25,000 loan discount. The debt discount is being amortized as non-cash interest expense over the term of the debt using the effective interest method. During the three months ended February 29, 2016 and February 28, 2015, interest expense of $13,410 and nil, respectively, was recorded from the debt discount amortization.

(b)
On November 26, 2014, the Company issued Argent Offset, LLC (“Argent”) a promissory note in consideration of expenses that it paid on the Company’s behalf in the aggregate principal amount of $13,000 (the “Argent Note”). The Argent Note included a $500 loan fee, accrued interest at 10%, compounded monthly, and was due December 5, 2014. A late payment fee of $500 per day was to be incurred from December 6, 2014 through December 7, 2014 and then increases to $1,000 per day. On February 1, 2015, the Company entered into a Temporary Forbearance Agreement with Argent. Under the forbearance agreement, the Company agreed to pay a forbearance fee of $7,000 and to extend the maturity date to August 1, 2015. Argent also advanced the Company an additional $19,825 pursuant to the terms of the Argent Note. As of February 29, 2016, $19,750 has been repaid on the Argent Note. The Argent Note is currently in default. During the three months ended February 29, 2016 and February 28, 2015, the Company incurred interest expense, excluding loan fees, of $579 and $466, respectively, on the Argent Note. At February 29, 2016 and November 30, 2015, accrued interest on the Argent Note totaled $2,644 and $2,064, respectively.

(c)
On March 17, 2015, the Company issued Strategic, IR, Inc. (“Strategic”) a promissory note in consideration of expenses that it paid on the Company’s behalf in the aggregate principal amount of $12,500 (the “Strategic Note”). The Strategic Note included a $1,750 loan fee, accrued interest at 10% and was due April 16, 2015. The Strategic Note is currently in default and accruing interest at the default rate of 21% per annum. During the three months ended February 29, 2016 and February 28, 2015, the Company incurred interest expense, excluding loan fees, of $654 and nil, respectively, on the Strategic Note. At February 29, 2016 and November 30, 2015, accrued interest on the Strategic Note totaled $2,397 and $1,742, respectively.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

(d)
On December 2, 2015, the Company entered into a Promissory Note (the “Note”) with a third party. Under the Note, the Company borrowed the sum of $125,000. The Note featured an original issue discount of $25,000, resulting in net funding to the Company of $100,000. The Note is due in sixty (60) days and does not bear interest. As additional consideration to the investor, the Company agreed to issue a warrant to purchase up to 100,000 shares of the Company’s common stock at a price of $0.01 per share, exercisable for a period of one year. The exercise price of the warrant is subject to adjustment for customary stock splits, stock dividends, combinations and other standard anti-dilution events. The Company recorded debt discount in the amount of $30,987 based on the estimated fair value of the warrants. The Company computed the fair value of these warrants using the Black-Scholes option pricing model. The debt discount is being amortized as non-cash interest expense over the one-year term of the warrant using the effective interest method. During the three months ended February 29, 2016, the Company recorded $7,556 in debt discount.

7.	FAIR VALUE MEASUREMENTS

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of February 29, 2016 and November 30, 2015:

	Fair value measured at February 29, 2016

	Fair value at February 29, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,084,408	$-	$-	$1,084,408

	Fair value measured at November 30, 2015

	Fair value at November 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivative liabilities	$1,313,012	$-	$-	$1,313,012

There were no transfers between Level 1, 2 or 3 during the three months ended February 29, 2016 or the year ended November 30, 2015.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended February 29, 2016. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	December 1, 2015	Derivative Liabilities from Convertible Notes Payable	Change in estimated fair value recognized in results of operations	February 29, 2016
Derivative liabilities	$1,313,012	$13,539	$(242,143)	$1,084,408

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

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

Date of valuation
	February 29, 2016	November 30, 2015
Stock price	$0.07	$0.45
Conversion price	$0.02 – 0.22	$0.10 – 0.22
Volatility	162% – 250%	161% – 239%
Risk free interest rate	.23% – 1.33%	.11% – .86%
Years to maturity	.20 – 3.00	.45 – 1.74

8.	RELATED PARTY TRANSACTIONS

During the three months ended February 28, 2015, the Company sold $10,236 in products to Vape Nation. These sales represented 68% of total revenue. Vape Nation, is 50% owned by MCKEA Holdings, LLC (“MCKEA”). MCKEA is the majority member of Philou Ventures, LLC, which is the Company’s controlling shareholder. Kristine L. Ault, the wife of Milton C. Ault III, Chairman of the Company’s Board of Directors, is the manager and owner of MCKEA.

During the three months ended February 28, 2015, Cross Click Media, Inc. (“Cross Click”) performed sales, marketing, investor relation and other incidental services on behalf of the Company in the amount of approximately $60,000, which is included in advertising and marketing expense and general and administrative expense in the statement of operations. MCKEA is the controlling shareholder of Cross Click.

At February 29, 2016, the Company owed MCKEA $53,790, which is included in accounts payable and accrued expenses, related party. Of this amount, $25,000 was advanced directly by MCKEA to JST pursuant to the terms of the JST Note.

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

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

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

Stock based compensation

During the three months ended February 29, 2016 and February 28, 2015, the Company issued 50,000 and 212,500 shares, respectively, of common stock to service providers. The shares were valued at $20,000 and $340,250, respectively, and are being expensed over the term of the services being provided. As a result of these issuances, the Company has recorded stock based compensation of $7,556 and $56,708, respectively. The fair value of the shares was determined based on the closing price of the Company’s common stock on the issuance date, and is being recognized over the term of the consulting agreement.

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

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

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

On January 29, 2016, the Company issued 60,000 shares of common stock to JMJ Investments, Inc in conversion of $3,024 of accrued interest.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

10.	RESTATEMENTS

The consolidated financial statements for the three months ended February 29, 2015 have been restated to expense the previously capitalized licensing fee and to reclassify original issue discount that was initially recorded as a prepaid asset to debt discount. An analysis of those restated numbers is reflected below.

Consolidated Balance Sheet (unaudited)

	February 28, 2015
	As Reported	Adjustment	(As Restated)
ASSETS

CURRENT ASSETS

Cash	$1,271	$—	$1,271
Accounts receivable	46	—	46
Prepaid stock for services	283,542	—	283,542
Inventory	20,758	—	20,758
TOTAL CURRENT ASSETS	305,617	—	305,617

Other assets	705	—	705
Product license	42,750	(42,750)	—
TOTAL ASSETS	$349,072	$(42,750)	$306,322

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$70,883	$—	$70,883
Accounts payable, related party	90,175	—	90,175
Accrued interest	2,553	—	2,553
Accrued compensation	32,073	—	32,073
Due to related parties	32,935	—	32,935
Convertible notes payable, net of discount of $6,575	56,675	—	56,675
Loans payable	20,000	—	20,000
TOTAL CURRENT LIABILITIES	305,294	—	305,294

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value: 10,000,000 shares authorized;
Class A Preferred Stock, $0.001 par value; 50,000 shares designated,
29,380 shares issued and outstanding	29	—	29
Common stock, $0.001 par value: 75,000,000 shares authorized;
5,358,500 shares issued and outstanding	5,359	—	5,359
Additional paid-in capital	622,365	—	622,365
Accumulated deficit	(583,975)	(42,750)	(626,725)
TOTAL STOCKHOLDERS' DEFICIT	43,778	(42,750)	1,028

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$349,072	$(42,750)	$306,322

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

Consolidated Statements of Operations (unaudited)

	For the Three Months Ended February 28, 2015
	As Reported	Adjustment	As Restated

Revenue	$14,995	$—	$14,995
Cost of revenue	8,534	—	8,534
Gross profit	6,461	—	6,461

Operating expenses
Advertising and marketing	8,364	—	8,364
Salary expense	22,920	—	22,920
Professional fees	5,450	—	5,450
General and administrative	143,596	13,500	157,096
Total operating expenses	180,330	13,500	193,830

Loss from operations	(173,869)	(13,500)	(187,369)

Other expenses
Interest expense	(4,200)	—	(4,200)
Total other expenses	(4,200)	—	(4,200)

Net loss	$(178,069)	$(13,500)	$(191,569)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.04)

Basic and diluted weighted average common shares outstanding	5,218,650	5,218,650	5,218,650

11.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10, the Company has analyzed its operations subsequent to February 29, 2016, and has determined that it does not have any material subsequent events to disclose in these financial statements except for the following.

Notes Receivable

On August 4, 2015, the Company entered into a Secured Promissory Note with JST. The amount due under the JST Note of $133,333 was fully repaid during June 2016.

Convertible Notes Payable

On or around April 19, 2016, the Company received from counsel for Typenex, a written demand to accelerate and demand payment of the entire outstanding balance of the Convertible Note entered into between the Company and Typenex on May 29, 2015 (the “Typenex Note”). On June 7, 2016, Typenex filed suit in the State of Utah, the Third Judicial District Court, County of Salt Lake, for repayment of all principal, default effects, late fee and accrued interest. According to the complaint, Typenex asserted an aggregate amount due, as of June 6, 2016, of $149,054. On April 4, 2017, the Company and Typenex agreed to settle the lawsuit for payment of $90,000, which was paid in April 2017. On May 9, 2017, an order of dismissal with prejudice was entered by the Third Judicial District Court.

Between April 2016 and August 2016, the Company entered into a convertible promissory note with JLA Realty (the “JLA Note”). Under the terms of the JLA Note, the Company borrowed the sum of $296,000. The Note featured an original issue discount of $29,600, resulting in a note payable of $325,600. The JLA Note is due in three years and accrues interest at 12% per annum. The JLA Note is convertible into 2,170,667 shares of the Company’s common stock.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

Between October 2016 and February 2017, the Company entered into three convertible promissory notes with Digital Power Corporation (NYSE: DPW) (the “DPW Notes”). Under the terms of the DPW Notes, the Company borrowed the sum of $1,500,000. The DPW Notes featured an original issue discount of $75,000. The DPW Notes are due in two years and accrue interest at 12% per annum. Subject to adjustment as provided for by the DPW Notes, the DPW Note, inclusive of the original issue discount, is convertible into 2,113,086 shares of the Company’s common stock at a conversion price of $0.745 per share. Between March 2017 and April 2017, the Company received and additional $400,871 in loans from DPW. The Company and DPW have not yet finalized the terms of the additional borrowings.

On March 9, 2017, the Company issued an aggregate of 216,946 shares of its common stock as repayment of the principal and accrued interest on the convertible note due to GCEF Opportunity Fund, LLC. The shares were valued at $32,542, an average of $0.15 per share.

Common Stock

On October 27, 2016, the Company authorized the issuance of 250,000 shares of common stock as payment for services to an officer. The Company issued the shares on February 28, 2017. The shares were valued at $40,000, $0.16 per share, based on the closing price of the Company’s common stock on the date of grant.

Warrants

On March 7, 2017, the Company issued warrants to purchase 5,000,000 shares of common stock to Philou as compensation for services that it provides to the Company. The warrant is exercisable, in whole or in part, at any time prior to its expiration date, March 7, 2022.   The fair value of the warrant will be expensed during the quarter ended May 31, 2017 as stock-based compensation.

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

On March 7, 2017, the Company entered into an agreement (the “Exchange Agreement”) with Philou pursuant to which it agreed to issue to Philou 50,000 shares of its newly created Class A Convertible Preferred Stock (the “Class A Shares”) in exchange for the surrender by Philou of 2,000,000 shares of its Common Stock. On April 26, 2017, the Class A Shares were issued simultaneously with the surrender and cancellation of the 2,000,000 shares of common stock.

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

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

Management Services Agreement

On May, 1, 2016, the Company entered into management services agreement (the “MSA”) with Alzamend Neuro, Inc. (“Alzamend”), a related party. Alzamend, which was formed on February 26, 2016 under the laws of the State of Delaware, was formed to acquire and commercialize patented intellectual property and know how to prevent, treat and cure the crippling and deadly disease, Alzheimer’s. Avalanche provides management, consulting and financial services to Alzamend. Such services include advice and assistance concerning any and all aspects of operations, planning and financing of Alzamend and conducting relations with accountants, attorney, financial advisors and other professionals. The term of the MSA, as amended, is for the period May 1, 2016 to December 31, 2017 with Avalanche having initially received $40,000 per month and, beginning February 2017, currently receiving $20,000 per month for the remainder of 2017.

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

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

At the Closing, the Company shall deliver to the Majority Shareholder and the two Sellers other than Majority Shareholder (the “Minority Shareholders”) three Notes, which Notes shall be in the principal face amount of $6,166,666 with respect to the Majority Shareholder and in the principal face amount of $1,666,667 with respect to each of the Minority Shareholders. Other than the principal amount under the foregoing Notes, the Notes shall be in all respects identical to the Note.

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

Avalanche International, Corp. and Subsidiary
Notes to the Consolidated Financial Statements (Unaudited) (Continued)

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

Restaurant Capital Group

On April 13, 2016, through our wholly-owned subsidiary, Restaurant Capital Group, LLC (“RCG”) we entered into an agreement to finance a new restaurant owned by Philo Group, LLC (“Philo”). The restaurant is named Giulia, and features Italian fusion cuisine and two stylish full-service bars with an intimate lounge atmosphere. Giulia, which opened in March 2017, is located near the Financial District, LA Live, and the Staples Center in downtown Los Angeles.

Between April 2016 and April 2017, the Company provided $931,000 in financing to Philo under the terms of a Senior Secured Property Note dated April 4, 2016, as amended (the “Philo Note”). The Philo Note bears interest at a rate of sixteen percent (16%) per year, requires monthly interest payments, and was due within six (6) months from the date of issue. Due to delays in the opening of Giulia, the Philo Note has not yet been repaid and is currently in default. The Philo Note features an original issue discount of $285,000 and allows for legal fees up to $20,000. The Philo Note is personally guaranteed by the principal of Philo, and secured by all assets of Philo. In addition, the principal of Philo has agreed to further secure the loan by pledging several pieces of real property located in California.

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

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as "anticipates," "expects," "intends," "goals," "plans," "believes," "seeks," "estimates," "continues," "may," "will," “would,” "should," “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the year ended November 30, 2015, particularly the "Risk Factors" sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of August 4, 2017. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

General

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

Restaurant Capital Group, LLC

On April 13, 2016, RCG entered into an agreement to finance a new restaurant owned by Philo Group, LLC (“Philo”). The restaurant is named Giulia, and features Italian fusion cuisine and two stylish full-service bars with an intimate lounge atmosphere. Giulia, which opened in March 2017, is located near the Financial District, LA Live, and the Staples Center in downtown Los Angeles. Philo has placed a significant emphasis on the distinctive, contemporary interior design and decor of Giulia. We believe that this stylish restaurant design and decor will contribute to the distinctive dining experience enjoyed by customers and generate higher annual sales per square foot that than is typical in our industry.

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

At the Closing, the Company shall deliver to the Majority Shareholder and the two Sellers other than Majority Shareholder (the “Minority Shareholders”) three Notes, which Notes shall be in the principal face amount of $6,166,666 with respect to the Majority Shareholder and in the principal face amount of $1,666,667 with respect to each of the Minority Shareholders. Other than the principal amount under the foregoing Notes, the Notes shall be in all respects identical to the Note.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 29, 2016 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2015

The following table summarizes the results of our operations for the three months ended February 29, 2016 and February 28, 2015.

	For the Three Months Ended
	February 29, 2016	February 28, 2015

Revenue	$—	$14,995
Cost of revenue	—	8,534
Gross margin	—	6,461

Total operating expense	202,020	193,830

Loss from operations	(202,020)	(187,369)

Total other expenses	(106,236)	(4,200)

Net loss	$(308,256)	$(191,569)

Basic and diluted net loss per common share	$(0.05)	$(0.04)

Basic and diluted weighted average common shares outstanding	6,517,372	5,218,650

Revenue

During the three months ended February 29, 2016 and February 28, 2015, the Company recognized total revenue of nil and $14,995, respectively. Total revenue was derived from sales of our vape liquid business, including vape pens and accessories. The decrease in total revenue is attributed to our decision to focus on the development of RCG and other opportunities and to discontinue operations in the vape liquid business.

Cost of Revenue

The Company reported cost of revenue for the three months ended February 28, 2015 of $8,534 as opposed to no cost of revenue during the three months ended February 29, 2016. The absence of cost of revenue during the quarter ended February 29, 2016, is due to the decision to discontinue the manufacturing and distribution of flavored liquids for electronic vaporizers and eCigarettes and accessories in June 2015.

Operating expenses

Operating expenses for the three months ended February 29, 2016 and 2015, were $175,770 and $193,830, respectively. As reflected in the table below, the decrease in operating expenses of $18,060 for the three months ended February 29, 2016, when compared to the three months ended February 28, 2015, was primarily the result of fluctuations in the following expense categories: stock-based compensation, professional fees, salaries and employee benefits, loan fees and advertising and marketing expenses.

	Three Months Ended
	February 29, 2016	February 28, 2015	$ Change
Stock-based compensation	$7,556	$56,708	$(49,152)
Professional fees	57,959	73,761	(15,802)
Salaries and employee benefits	91,000	22,920	68,080
Loan fees	—	7,000	(7,000)
Advertising and marketing	—	8,364	(8,364)
General and administrative	19,255	25,077	(5,822)
Total operating expenses	$175,770	$193,830	$(18,060)

Stock-based compensation

During the three months ended February 29, 2016, the Company entered into a consulting agreement for services related to general corporate matters. The consulting agreement was for a three-month term and provided for the issuance of 50,000 shares of common stock and cash compensation of $25,000 as payment for the services. The shares were valued at $20,000, determined based on the closing price of the Company’s common stock on the issuance date, and are being expensed over the term of the consulting agreement. As a result of this issuance, the Company has recorded stock based compensation of $7,556 and prepaid expense of $12,444. Conversely, during the three months ended February 28, 2015, the Company entered into two consulting agreements for services related to general corporate matters. The terms of these consulting agreements were from six to eleven months and provided for the issuance of 212,500 shares of common stock as payment for the services. The shares were valued at $340,250 and were expensed over the terms of the consulting agreements. As a result of these issuance, the Company has recorded stock based compensation of $56,708 and prepaid expense of $283,542.

Professional fees

During the three months ended February 29, 2016, the Company incurred professional fees of $57,959, a decrease of $15,802 as compared to the three months ended February 28, 2015. The decrease is attributed to several factors:

•
The Company experienced an aggregate increase of $25,867 in audit and legal fees due to an overall increase in the operations conducted and the level of complexity of the transactions entered into during fiscal year 2015.

•
In December 2014, the Company initiated multiple projects to increase awareness of the Company. As a result, during the three months ended February 28, 2015, the Company incurred $57,043 in fees for public and investor relations services. In the quarter ended February 29, 2016, due to the emphasis on ongoing projects such as the pending acquisition of MTIX, the Company did not make an investment in these types of activities.

•
During the three months ended February 29, 2016, the Company incurred $1,142 for information technology and website services, a decrease of $10,126. The decrease is attributed to the absence of public and investor relations services during the current period. In the past, the Company incurred significant expense on information technology services needed to support and maintain the call center, website and email systems utilized for these services.

•	The remaining decrease in professional fees during the three months ended February 29, 2016 are attributed to various items, none of which are significant individually.

Salaries and employee benefits

On May 14, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with John Pulos, its prior sole officer and director. In conjunction with the Agreement, there was a change in management and the Company began compensating its officers and directors. Prior to the resignation of Mr. Pulos, which was effective May 15, 2014, the Company did recognize any compensation expense for the services of its director and officer. Subsequent to May 15, 2014, the Company began compensating its Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors (the “Chairman”) and in November 2015, the Company approved the payment of monthly fees to its Chairman, Milton C. Ault III, in the amount of $20,000. During the three months ended February 29, 2016 and February 28, 2015, salaries and employee benefits were $91,000 and $22,920, respectively. The $68,080 increase in salaries and employee benefits is primarily attributed to the monthly compensation paid to the Chairman, which amounted to $60,000 for the quarter ended February 29, 2016.

General and administrative

General and administrative expenses during the three months ended February 29, 2016 and February 28, 2015 were $19,255 and $25,077, respectively. During the three months ended February 28, 2015, the Company incurred $13,500 in license fees related to its Vape business, which was discontinued in June 2015. During the three months ended February 29, 2016 and February 28, 2015, the Company incurred travel related expenses of $12,800 and $3,374, respectively. The increase in travel related costs are due to the shift in the focus of the Company’s operations away from the Vape Business, which was conducted with limited travel to a significant emphasis on raising capital to fund the Company which required extensive travel. The remaining general and administrative costs consist of a significant number of different types of expenses, none of which were individually materially, and are consistent for a public company of our size and operations.

Other Income and Expenses

Other income and expense includes interest expense, amortization of discounts on notes payable, changes in the fair value of the Company’s derivative liabilities associated with issuances of debt and losses recognized on issuances of the Company’s derivative liabilities. During the three months ended February 29, 2016, the Company reported other expense of $132,486 compared with expense of $4,200 during the three months ended February 28, 2015.

	For the Three Months Ended
	February 29, 2016	February 28, 2015
Other expense
Interest income	$6,441	$—
Interest expense	(83,320)	(4,200)
Interest expense - debt discount	(140,517)	—
Loss on issuance of convertible debt	(157,233)	—
Change in fair value of derivative liability	242,143	—
Total other expenses	$(132,486)	$(4,200)

Interest expense increased by $79,120, resulting in interest expense of $83,320 in the three months ended February 29, 2016, as compared to interest expense of $4,200 in the three months ended February 28, 2015. The increase in interest expense was due to an increase in the amount of the Company’s total borrowings. At February 29 2016, the outstanding balance of the Company’s convertible notes payable and notes payable was $893,545 compared with $83,250 at February 28, 2015, an increase of $810,295.

The other primary components of other income and expense consist of amortization of discounts on notes payable of $140,517, losses recognized on issuances of the Company’s derivative liabilities of $157,233 and changes in the fair value of the Company’s derivative liabilities of $242,143 are primarily all attributed to the debt conversion features embedded in the Company’s convertible promissory notes, which are accounted for as derivative liabilities.

At issuance, the estimated fair value of the debt conversion features totaled $965,885. However, the fair value of the debt conversion features was limited by the amount of the gross proceeds of the convertible promissory notes. During the three months ended February 29, 2016, the Company recorded non-cash interest expense of $140,517 primarily due to the debt discount of the Company’s convertible notes payable.  Debt discounts are amortized through periodic charges to interest expense over the term of the related financial instrument using the effective interest method. During the three months ended February 29, 2016 and 2015, the Company recorded amortization of debt discounts of $140,517 and nil, respectively.

The difference between the estimated fair value of the debt conversion feature and the debt discount is reflected as a loss on issuance of convertible debt and such loss amounted to $140,517 and nil, respectively, during the three months ended February 29, 2016 and February 28, 2015. Additionally, the Company is required to mark to market the value of the conversion feature liability. Therefore, as of February 29, 2016, the Company revalued the fair value of the debt conversion feature for the convertible promissory notes and determined the conversion feature liability to be $1,084,409, a decrease of $242,143 from the fair value determined at November 30, 2015. Changes in the conversion feature liability are recorded as income or expense during the reporting period that the change occurred.

Net Loss

For the foregoing reasons, the Company’s net loss for the three months ended February 29, 2016, was $308,256 compared to a net loss of $191,569 for the three months ended February 28, 2015.

As reflected in the Company’s consolidated statement of cash flows for the three months ended February 29, 2016 and February 28, 2015, the Company’s reported net loss is comprised of non-cash charges of $63,163 and $56,708, respectively. A summary of these non-cash charges is as follows:

	For the Three Months Ended
	February 29, 2016	February 28, 2015
Stock-based compensation to consultants	$7,556	$56,708
Loss on issuance of convertible debt	157,233	—
Change in fair value of derivative liability	(242,143)	—
Amortization of debt discount	140,517	—
Non-cash items included in net loss	$63,163	$56,708

FINANCIAL CONDITION

Our negative working capital of $2,129,516 as of February 29, 2016, increased $42,127 from our November 30, 2015 negative working capital of $2,087,389. Our operating losses during the three months ended February 29, 2016 were funded primarily by proceeds from convertible notes payable and loans payable of $111,000 and from an increase in accounts payable and accrued expenses of $212,687.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from equity transactions and debt financings. The outstanding balance of the Company’s convertible notes payable and notes payable increased $119,920 during the three months ended February 29, 2016. Due to the uncertainty of our ability to meet our current operating expenses, in their report on our audited annual financial statements as of and for the years ended November 30, 2015 and 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon either obtaining future equity or debt financings or achieving profitable operations in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful in obtaining equity or debt financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

Net cash used in operating activities for the three months ended February 29, 2016 and February 28, 2015, was $12,597 and $23,684, respectively. During the three months ended February 29, 2016 and February 28, 2015, the Company reported a net loss of $308,256 and $191,569, respectively.

Net proceeds from the issuance of convertible notes payable of $11,000 and notes payable of $100,000 offset the negative cash flows from operating activities. However, as a result of loans the Company made to JS Technologies, Inc., of $95,000, ultimately, we experienced a slight decrease in cash of $347 during the three months ended February 29, 2016.

CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended November 30, 2015, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.  The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors.  The estimates and assumptions are evaluated on an ongoing basis and actual results have been within our expectations.  We have not changed these policies from those previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable for a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report and has subsequently determined that our disclosure controls and procedures were not effective as of February 29, 2016 due to certain material weaknesses as described in our Form 10-K, as filed on April 28, 2017. As a result of such material weaknesses, our disclosure controls and procedures were not effective. Our management has worked, and will continue to work to remediate the above material weaknesses in our disclosure controls and procedures.

Limitations on the Effectiveness of Disclosure Controls.

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter 2016 (the first fiscal quarter of 2016) there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

While these remedial actions were implemented in fiscal year 2016, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of fiscal year 2016. If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. Any unremediated material weaknesses could have the effects described in Part I, Item 1A, "Risk Factors," in our 2015 Form 10-K filed with the SEC on April 28, 2017, “In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures were ineffective as of November 30, 2015 which could result in material misstatements in our financial statements.”

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On or around April 19, 2016, we received from counsel for Typenex Co-Investment, LLC, a Utah limited liability company (“Typenex”), a written demand to accelerate and demand payment of the entire outstanding balance of the Convertible Note entered into between the Company and Typenex on May 29, 2015 (the “Typenex Note”). On June 7, 2016, Typenex filed suit in the State of Utah, the Third Judicial District Court, County of Salt Lake, for repayment of all principal, default effects, late fee and accrued interest (the “Typenex Suit”). According to the complaint, Typenex asserted an aggregate amount due, as of June 6, 2016, of $149,054. The Company’s answer to the complaint was filed on February 20, 2017. On April 4, 2017, the Company and Typenex agreed to settle the lawsuit for payment of $90,000, which was paid in April 2017. On May 9, 2017, an order of dismissal with prejudice was entered by the Third Judicial District Court.

There are no other material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates

ITEM 1A.	RISK FACTORS

The risks described in Part I, Item 1A, "Risk Factors," in our 2015 Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2015 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 2, 2015, the Company issued 100,000 warrants to a third party in connection with a loan to the Company. The warrants were valued at $30,987 and were expensed at the time of issuance as non-cash interest expense using the effective interest method. These securities were issued pursuant to Section 4(a)(2) of the Securities Act. These warrants were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

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

On March 9, 2017, the Company issued an aggregate of 216,946 shares of its common stock as payment for principal and accrued interest. The shares were valued at $32,542, an average of $0.15 per share. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

On April 26, 2017, pursuant to the terms of an Exchange Agreement entered on March 7, 2017 between the Company and Philou, the Company issued to Philou 50,000 shares of its newly created Class A Convertible Preferred Stock (the “Class A Shares”) in exchange for the surrender by Philou of 2,000,000 shares of its Common Stock. These Class A Shares were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit
Number	Description
3.1
Articles of Incorporation of Avalanche International, Corp. (Incorporated by reference to Exhibit 3.1 of the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on January 17, 2012)

3.2
Bylaws of Avalanche International, Corp. (Incorporated by reference to Exhibit 3.2 of the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission on January 17, 2012)

3.3
Certification of Designation of Class A Convertible Preferred Stock of Avalanche International, Corp. (Incorporated by reference to Exhibit 3.2 of the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2017)

3.4
Certification of Designation of Class B Convertible Preferred Stock of Avalanche International, Corp. (Incorporated by reference to Exhibit 3.3 of the Company’s quarterly report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2017)

10.1
Avalanche International, Corp. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2016)

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 of the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2016)

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.

**  Furnished herewith

***  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALANCHE INTERNATIONAL, CORP.

Date: August 4, 2017	By:	/s/ Phillip Mansour
Philip Mansour
Chief Executive Officer,
Principal Executive Officer and Director

Date: August 4, 2017	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and
Principal Accounting Officer