Form 10-Q
period 2016-05-31
AVALANCHE INTERNATIONAL, CORP.
filed 2018-12-06
CIK 1537169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2016

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,529,200 common shares as of December 5, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

Condensed Consolidated Balance Sheets as of May 31, 2016 (unaudited) and November 30, 2015	F-1
Condensed Consolidated Statements of Operations for the Three and Six Months ended May 31, 2016 (unaudited) and 2015 (unaudited)	F-2
Condensed Consolidated Statements of Cash Flows for the Three and Six Months ended May 31, 2016 (unaudited) and 2015 (unaudited)	F-3 – F-4
Notes to Consolidated Financial Statements (unaudited)	F-5 – F-23

Avalanche International, Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	May 31, 2016	November 30, 2015
	(Unaudited)
Assets:
Current assets:
Cash	$2,562	$405
Accounts receivable, related party	17,222	17,222
Notes receivable	103,659	-
Other current assets	8,078	705
Total current assets	131,521	18,332
Notes receivable, net of discount of $53,159	271,841	-
Total assets	$403,362	$18,332

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable and accrued expenses	$145,519	$105,137
Accounts payable and accrued expenses, related party	198,209	63,699
Accrued interest on convertible and promissory notes payable	213,165	71,867
Derivative warrant liabilities	24,900	-
Convertible notes payable, net of discount of $33,650
and $202,325, respectively	1,928,334	1,729,987
Notes payable, net of discount of $68,369 and
and $19,294, respectively	510,706	135,031
Notes payable, related party, net of discount of $2,800	38,137	-
Total current liabilities	3,058,970	2,105,721
Convertible notes payable, net of discount of $165,683	206,053	-
Derivative warrant liabilities	8,054	-
Total liabilities	3,273,077	2,105,721

Stockholders' Deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized;	-	-
Class A Convertible Preferred Stock, $20 stated value
per share: 50,000 shares designated; nil shares issued
and outstanding at May 31, 2016 and November 30, 2015	-	-
Class B Convertible Preferred Stock, $50 stated value
per share: 100,000 shares designated; nil shares issued
and outstanding at May 31, 2016 and November 30, 2015	-	-
Common stock, $0.001 par value: 75,000,000 shares authorized;
6,842,254 and 6,309,635 shares issued and outstanding
at May 31, 2016 and November 30, 2015, respectively	6,843	6,310
Additional paid-in capital	1,326,633	1,119,118
Accumulated deficit	(4,203,191)	(3,212,817)
Total stockholders' deficit	(2,869,715)	(2,087,389)
Total liabilities and stockholders' deficit	$403,362	$18,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Avalanche International, Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three		For the Six
	Months Ended May 31,		Months Ended May 31,
	2016	2015	2016	2015
Revenue:
Revenue - related party	$-	$23,547	$-	$33,848
Revenue	-	120	-	4,814
Total Revenue	-	23,667	-	38,662
Cost of revenue	-	(20,758)	-	(29,292)
Gross profit	-	2,909	-	9,370

Operating expenses:
General and administrative expenses	196,225	313,005	371,995	499,835
Total operating expenses	196,225	313,005	371,995	499,835
Loss from operations	(196,225)	(310,096)	(371,995)	(490,465)

Other income (expense):
Interest income	42,268	-	48,708	-
Interest expense, including penalties	(109,351)	(68,669)	(192,671)	(79,869)
Interest expense - debt discount	(118,351)	(84,178)	(258,867)	(84,178)
Loss on issuance of convertible debt	(68,522)	(301,309)	(71,061)	(301,309)
Loss on conversion of convertible debt	-	-	(154,694)	-
Change in fair value of bifurcated
embedded conversion options and
derivative warrant liabilities	(231,937)	182,776	10,206	182,776
Total other expense, net	(485,893)	(271,380)	(618,379)	(282,580)

Net loss	(682,118)	(581,476)	(990,374)	(773,045)

Preferred dividends	-	-	-	-

Net loss available to common shareholders	$(682,118)	$(581,476)	$(990,374)	$(773,045)

Basic and diluted net loss per share	$(0.10)	$(0.11)	$(0.15)	$(0.14)

Weighted average shares outstanding,
basic and diluted	6,842,254	5,451,384	6,680,701	5,336,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

Avalanche International, Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended May 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(990,374)	$(773,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense-loan fees	-	48,095
Interest income-amortization of original issue discount	(35,174)	-
Interest expense on warrant issuance	26,250	-
Interest expense-debt discount	258,867	84,178
Loss on issuance of convertible debt	71,061	301,309
Loss on conversion of convertible debt	154,694	-
Change in fair value of bifurcated embedded conversion options and
derivative warrant liabilities	(10,206)	(182,776)
Stock-based compensation	20,000	251,833
Stock issued for loan fees	-	50,314
Changes in operating assets and liabilities:
Accounts receivable	-	(16,919)
Other current assets	(7,373)	-
Inventories	-	25,900
Other assets	-	(179)
Accounts payable and accrued expenses	40,382	81,339
Accounts payable and accrued expenses, related parties	109,510	(47,024)
Accrued interest on convertible and promissory notes payable	162,322	6,610
Net cash used in operating activities	(200,041)	(170,365)

Cash Flows from Investing Activities:
Purchase of note receivable	(345,000)	(150,000)
Principal payments received on note receivable	19,674	-
Net cash used in investing activities	(325,326)	(150,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	5,000	2,000
Payments to related parties	-	(7,335)
Proceeds from issuance of convertible notes	157,000	330,000
Payments of convertible notes payable	(5,000)	-
Proceeds from issuance of notes payable	355,000	-
Proceeds from issuance of notes payable, related party	51,625	-
Payments of notes payable	(20,250)	(5,000)
Payments of notes payable, related party	(15,851)	-
Net cash provided by financing activities	527,524	319,665

Net change in cash	2,157	(700)

Cash - beginning of the period	405	2,247
Cash - ending of the period	$2,562	$1,547

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$2,200	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Avalanche International, Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Six Months Ended May 31,
	2016	2015
Supplemental schedule of non-cash investing and financing activities:
Decrease in accounts payable and accrued expenses-related party
in connection with the purchase of a third-party note receivable	$25,000	$-
Decrease in notes payable in connection with reduction in note receivable	$(10,000)	$-
Common stock issued for conversion of debt and accrued interest	$183,048	$-
Decrease in notes payable in connection with common stock issued	$(7,330)	$-
Decrease in accrued interest in connection with common stock issued	$(21,024)	$-
Issuance of preferred stock to shareholder for payment of accrued expenses, related party	$-	$76,900
Warrants issued in connection with notes payable	$30,987	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Avalanche International, Corp. (the “Company” or “Avalanche”) was incorporated under the laws of the State of Nevada on April 14, 2011. The Company is a holding company with operations at the subsidiary level only. The Company has formed two wholly-owned subsidiaries, Smith and Ramsay Brands, LLC (“SRB”) and Restaurant Capital Group, LLC (“RCG”). SRB was formed on May 19, 2014, and RCG was formed on October 22, 2015. SRB was originally formed as a manufacturer and distributor of flavored liquids for electronic vaporizers and eCigarettes and accessories; this business ceased in June 2015. RCG was formed to hold the Company’s investments in the restaurant industry.

2.	LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred recurring losses and reported losses available to common stockholders for the six months ended May 31, 2016 and 2015, totaling $990,374 and $773,045, respectively, as well as an accumulated deficit as of May 31, 2016 amounting to $4,203,191. As a result of the Company’s continued losses, at May 31, 2016, the Company’s current liabilities significantly exceed current assets, resulting in negative working capital of $2,927,449. Further, the Company does not have adequate cash to cover projected operating costs for twelve months from the issuance date of these financial statements and to repay convertible notes payable and notes payable in the aggregate principal amount of $716,575 that are in default at May 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In order to ensure the continued viability of the Company, either future equity or debt financings must be obtained or profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. To address its liquidity issues, the Company continues to explore opportunities for additional financing and/or restructuring of its existing debt. No assurances can be made that the Company will be successful obtaining additional equity or debt financing and/or in restructuring existing debt, or that the Company will achieve profitable operations and positive cash flow. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Further, subsequent to year end the Company has primarily funded its operations through the issuance of additional debt financings (see Note 12).

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission (the “SEC”) Form 10-Q and Article 8 of SEC Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2015, filed with the SEC on April 28, 2017.  Results for the three and six months ended May 31, 2016, are not necessarily indicative of the results to be expected for the full year ending November 30, 2016.

Principles of Consolidation

The unaudited condensed consolidated financial statements include accounts of Avalanche and its wholly-owned subsidiaries, SRB and RCG (collectively referred to as the “Company”). No operations existed in RCG during the six months ended May 31, 2016. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements, in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting policies that involve significant judgment and estimates include fair value of bifurcated embedded conversion options and derivative warrant liabilities and the valuation of deferred income taxes. Actual results could differ from those estimates.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

The Company’s significant financial instruments include cash, accounts receivable, notes receivable, accounts payable and accrued expenses, notes payable, and convertible notes payable. The recorded values of cash, accounts receivable, notes receivable, and accounts payable approximate their fair values based on their short-term nature. Notes payable and convertible notes payable are recorded inclusive of the value of any bifurcated embedded feature, which approximates their fair value.

Equity-Linked Financial Instruments

Derivative liabilities are recognized in the consolidated balance sheets at fair value based on the criteria specified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-15 – Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). The Company evaluates all of its financial instruments, including embedded conversion features in convertible debt and warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Pursuant to ASC Topic 815-15 an evaluation of the embedded conversion feature of convertible debt is evaluated to determine if the embedded debt conversion feature is required to be bifurcated from the debt instrument, valued and classified with the related loan host instrument. When the terms of the embedded conversion features of the Company’s convertible debt provides for the issuance of shares of common stock at the election of the holders and the number of shares is subject to adjustment for a decline in the price of the Company’s common stock, the Company determined that the embedded conversion option should be bifurcated. The estimated fair value of the conversion features, when bifurcated, are primarily determined using a Monte Carlo model or, in certain circumstances, the Black-Scholes option pricing model. The models utilize Level 3 unobservable inputs to calculate the fair value of the derivative liabilities at each reporting period. The Company determined that in instances where a Black-Scholes option pricing model was used that using an alternative valuation model such as a Monte Carlo model would result in minimal differences. Each reporting period the embedded conversion feature for each applicable debt instrument is re-valued and adjusted through the caption “change in fair value of derivative liability” on the consolidated statements of operations.

Certain of the Company’s convertible notes issued during the year ended November 30, 2015 contain conversion terms that provide for a variable conversion price (e.g. 55% of the lowest trading price of the Company’s common stock for the 25 days preceding conversion) for a fixed amount (i.e. face value of the note). This results in the number of shares to be issued upon conversion to be essentially indeterminable and prevents the Company from concluding that the related conversion feature does not need to be bifurcated as a derivate liability in accordance with ASC 815. Thus, equity-linked financial instruments, which are convertible or exercisable into common stock, issued subsequent to the convertible notes are classified as derivative liabilities, with the exception of instruments related to employee share-based compensation.

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's consolidated statements of operations. The fair value of the warrants issued by the Company has been estimated using a Black-Scholes option pricing model, at each measurement date.

Debt Discounts

The Company accounts for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20, Debt with Conversion and Other Options. These costs are classified on the consolidated balance sheet as a direct deduction from the debt liability. The Company amortizes these costs over the term of its debt agreements as interest expense-debt discount in the consolidated statement of operations.

Sequencing

As of March 1, 2016, the Company adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

No revenue was recorded during the three and six months ended May 31, 2016. During the three and six months ended May 31, 2016, the Company’s revenues consisted solely of sales of flavored liquids for electronic vaporizers and eCigarettes and accessories from SRB.

Loss per Common Share

Pursuant to ASC Topic No. 260, Earnings per Share, basic net loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted net loss per share is computed similar to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net loss per common share reflects the potential dilution that could occur if diluted instruments were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company.

Since the effects of the conversion of convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying convertible debt as of May 31, 2016 and 2015:

	May 31,
	2016	2015

Convertible notes payable	11,449,546	604,167
Common stock warrants	175,000	-
	11,624,546	604,167

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the current period financial statement presentation. These reclassifications had no effect on previously reported results of operations. In addition, certain prior period amounts from the revised amounts have been reclassified for consistency with the current period presentation.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The condensed consolidated financial statements for the three and six months ended May 31, 2015 have been revised to expense the previously capitalized licensing fee and to reclassify original issue discount that was initially recorded as a prepaid asset to debt discount. An analysis of those revised numbers is reflected below.

Condensed Consolidated Balance Sheet (unaudited)
	May 31, 2015
	As reported	Adjustment	As revised
Assets:
Total current assets	$356,883	$-	$356,883
Total assets	$411,588	$(54,000)	$357,588

Liabilities and Stockholders' Deficit:
Total current liabilities	$687,772	$-	$687,772
Total liabilities and stockholders' deficit	$411,588	$(54,000)	$357,588

Condensed Consolidated Statement of Operations (unaudited)

	For the Three Months Ended May 31, 2015
	As reported	Adjustment	As revised
General and administrative expenses	$301,755	$11,250	$313,005
Loss from operations	$(298,846)	$(11,250)	$(310,096)
Net loss	$(570,226)	$(11,250)	$(581,476)
Basic and diluted net loss per share	$(0.10)	$(0.00)	$(0.11)
Weighted average shares outstanding, basic and diluted	5,451,384	5,451,384	5,451,384

Condensed Consolidated Statement of Operations (unaudited)

	For the Six Months Ended May 31, 2015
	As reported	Adjustment	As revised
General and administrative expenses	$475,085	$24,750	$499,835
Loss from operations	$(465,715)	$(24,750)	$(490,465)
Net loss	$(748,295)	$(24,750)	$(773,045)
Basic and diluted net loss per share	$(0.14)	$(0.00)	$(0.14)
Weighted average shares outstanding, basic and diluted	5,336,296	5,336,296	5,336,296

In accordance with SEC Staff Accounting Bulletin No 108, the Company has evaluated this error, based on an analysis of quantitative and qualitative factors, as to whether it was material to the condensed consolidated statements of operations for the three and six months ended May 31, 2015 and if amendments of previously filed financial statements with the SEC are required. The Company has determined that the adjustment is qualitatively not material and, therefore, the error has no material impact to the condensed consolidated statements of operations for the three and six months ended May 31, 2015 or other prior periods.

5.	WARRANTS

During the six months ended May 31, 2016, the Company issued a total of 175,000 warrants at an average exercise price of $0.13 per share.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(i)	On December 2, 2015, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price equal to $0.01 per share of common stock in connection with the issuance of a promissory note in the aggregate principal amount of $125,000 (See Note 8d).

(ii)	On January 20, 2016, the Company entered into an agreement with LG Capital Funding, LLC to amend the terms of a convertible promissory note in the principal amount of $50,000. Pursuant to the amendment, the Company granted LG Capital 75,000 warrants with an exercise price of $0.30 per share (See Note 7f).

The following table summarizes information about common stock warrants outstanding at May 31, 2016:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	100,000	0.51	$0.01	100,000	$0.01
$0.30	75,000	2.64	$0.30	75,00	$0.30
$0.01 - $0.30	175,000	1.42	$0.13	175,000	$0.13

The Company has valued the warrants at their date of grant utilizing the Black-Scholes option pricing model. This model is dependent upon several variables such as the warrants’ term, exercise price, current stock price, risk-free interest rate and estimated volatility of our stock over the contractual term of the warrants. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the contractual life of the warrants.

The following weighted average assumptions were used for grants during the six months ended May 31, 2016:

May 31, 2016
Weighted average risk-free interest rate	0.52%
Weighted average life (in years)	2.0
Volatility	167.9% — 184.9%
Expected dividend yield	0%
Weighted average grant-date fair value per share of warrants granted	$0.41

6.	NOTES RECEIVABLE

May 31, 2016

Notes receivable - Philo Group	$325,000
Notes receivable - JS Technologies, Inc.	103,659
Total notes receivable	428,659
Less: original issue discount	(53,159)
Total notes receivable, net	$375,500
Less: current portion	(103,659)
Notes receivable – long-term portion	$271,841

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On April 13, 2016, the Company entered into an agreement to finance a new restaurant owned by Philo Group, LLC (“Philo”). Between April 13, 2016 and May 31, 2016, the Company provided $250,000 in financing to Philo under the terms of a Senior Secured Property Note dated April 4, 2016, as amended (the “Philo Note”). The Philo Note bears interest at a rate of sixteen percent (16%) per annum, requires monthly interest payments, and was due within six (6) months from the date of issue. Due to delays in the opening of the restaurant, the Philo Note has not yet been repaid and is in default. The Company has not made a formal demand upon Philo for payment but has reserved its rights as provided for in the Philo Note. The Company is currently in discussions with Philo regarding payment of the Philo Note and actively monitoring the restaurant operations. The Philo Note features an original issue discount of $75,000 and allows for legal fees up to $5,000. The Philo Note is personally guaranteed by the principal of Philo and secured by all assets of Philo. In addition, the principal of Philo has agreed to further secure the loan by pledging several pieces of real property located in California.

The original issue discount of $75,000 on the Philo Note is being amortized as interest income through the maturity date using the interest rate method. During the three and six months ended May 31, 2016, the Company recorded $21,841 of interest income from the discount accretion and $8,208 of interest income based upon the 16% contractual rate.

JS Technologies, Inc.

On August 4, 2015, the Company entered into a Secured Promissory Note (the “JST Note”) with JS Technologies, Inc. (“JST”). Under the JST Note, the Company entered into an agreement to lend up to $400,000 to JST in order to provide short-term financing pending the Company’s proposed acquisition of JST. The JST Note accrues interest at a rate of ten percent (10%) per annum and was due on August 5, 2016. The JST Note is secured by substantially all of the assets of JST. Between December 3, 2015 and February 26, 2016, the Company loaned JST $120,000 pursuant to the term of the JST Note, which included an original issue discount of $13,333 to the overall JST Note. Of the $120,000 loaned to JST, a payment of $95,000 was made by the Company and a payment of $25,000 was made by MCKEA Holdings, LLC (“MCKEA”) directly to JST on the Company’s behalf. Through May 31, 2016, the note receivable was offset by a payment of $19,674 by JST and JST’s payment of $10,000 directly to a third-party noteholder. The $10,000 payments made by JST reduced the Company’s outstanding note payable. The JST Note was fully repaid on June 15, 2016.

The original issue discount of $13,333 on the JST Note was being amortized as interest income using the effective interest rate method. During the three and six months ended May 31, 2016, the Company recorded $9,358 and $13,333, respectively, of interest income from the discount accretion and $2,860 and $5,326, respectively, of interest income based upon the 10% contractual rate.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	CONVERTIBLE NOTES PAYABLE

	May 31, 2016	November 30, 2015
Adar Bays, LLC Note (a):
Principal value	$115,000	$115,000
Fair value of bifurcated put option of Adar Bays, LLC Note	186,694	207,659
Debt discount	-	(40,411)
Carrying amount of Adar Bays, LLC Note	301,694	282,248

Union Capital, LLC Note (a):
Principal value	115,000	115,000
Fair value of bifurcated put option of Union Capital, LLC Note	186,611	207,536
Debt discount	-	(40,096)
Carrying amount of Union Capital, LLC Note	301,611	282,440

Typenex Co-Investement, LLC Note (b):
Principal value	87,500	87,500
Fair value of bifurcated put option of Typenex Co-Investement, LLC Note	373,733	380,858
Debt discount	(153)	(28,130)
Carrying amount of Typenex Co-Investement, LLC Note	461,080	440,228

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	May 31, 2016	November 30, 2015
Gary Gelbfish Note (c):
Principal value	100,000	100,000
Fair value of bifurcated put option of Gary Gelbfish Note	203,030	118,391
Debt discount	-	-
Carrying amount of Gary Gelbfish Note	303,030	218,391

JMJ Financial Note (d):
Principal value	60,500	60,500
Fair value of bifurcated put option of JMJ Financial Note	212,973	155,017
Debt discount	(30,160)	(44,576)
Carrying amount of JMJ Financial Note	243,313	170,941

Black Mountain Equities, Inc. Note (e):
Principal value	42,670	55,000
Fair value of bifurcated put option of Black Mountain Equities, Inc. Note	57,516	81,951
Debt discount	(453)	(28,028)
Carrying amount of Black Mountain Equities, Inc. Note	99,733	108,923

LG Capital Funding, LLC Note (f):
Principal value	50,000	50,000
Fair value of bifurcated put option of LG Capital Funding, LLC Note	76,462	94,905
Debt discount	-	-
Carrying amount of LG Capital Funding, LLC Note	126,462	144,905

GCEF Opportunitity Fund, LLC Note (g):
Principal value	27,500	27,500
Fair value of bifurcated put option of GCEF Opportunity Fund, LLC Note	39,809	50,532
Debt discount	(2,185)	(15,973)
Carrying amount of GCEF Opportunitity Fund, LLC Note	65,124	62,059

Lord Abstract, LLC Note (h):
Principal value	8,800	8,800
Fair value of bifurcated put option of Lord Abstract, LLC Note	18,186	16,163
Debt discount	(699)	(5,111)
Carrying amount of Lord Abstract LLC Note	26,287	19,852

JLA Realty Notes (i):
Principal value	160,600	-
Fair value of bifurcated conversion option of JLA Realty Notes	166,930	-
Debt discount	(156,451)	-
Carrying amount of JLA Realty Notes	171,079	-

Other convertible notes payable (j):
Principal value	11,000	-
Fair value of bifurcated put option of other convertible notes payable	33,206	-
Debt discount	(9,232)	-
Carrying amount of other convertible notes payable	34,974	-
Total carrying amount of convertible notes	$2,134,387	$1,729,987
Total short-term carrying amount of convertible notes	$1,928,334	$-
Total long-term carrying amount of convertible notes	$206,053	$-

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	May 31, 2016	November 30, 2015
Total convertible notes payable:
Principal value	$778,570	$619,300
Fair value of bifurcated put option of other convertible notes payable	1,555,150	1,313,012
Debt discount	(199,333)	(202,325)
Carrying amount of other convertible notes payable	$2,134,387	$1,729,987

Accounting for Redemption Feature- Put Option

Management determined that the variable share settlement feature as a “conversion feature” as defined above represented, in substance, a put option (redemption feature) designed to provide the investor with a fixed monetary amount, settleable in shares. Management determined that this put option should be separated and accounted for as a derivative and classified as a liability primarily because the put option met the net settlement criterion and the settlement provisions were not consistent with a fixed-for-fixed equity instrument.

The put option, with a fair value of approximately $1.2 million at inception, was initially recorded as a derivative liability on the accompanying balance sheet and a corresponding discount to the note. The Company accreted the discount to interest expense on the statement of operations over the term of the note using the effective interest rate method. During the three months ended May 31, 2016 and 2015, the Company recognized interest expense of $75,891 and $84,178, respectively, resulting from amortization of the debt discount for the above convertible promissory notes. During the six months ended May 31, 2016 and 2015, the Company recognized interest expense of $170,441 and $84,178, respectively, resulting from amortization of the debt discount for the above convertible promissory notes.  The difference between the estimated fair value of the conversion feature and the debt discount was reflected as a loss on issuance of convertible debt and during the three and six months ended March 31, 2016, the loss on issuance amounted to $68,522 and $71,061, respectively. In January 2016, the Company issued 457,619 shares of common stock in payment of principal and accrued interest on three of its convertible notes. The shares were valued based on the closing price of the Company’s common stock on the date of issuance, $183,048, resulting in a loss on conversion of $154,694. The accrued interest associated with the convertible notes was $130,419 as of May 31, 2016. All long-term notes are due in fiscal year 2019.

(a)

The Adar Bays, LLC and Union Capital, LLC convertible notes payable were due and payable 12 months after issuance date of May 11, 2015 and bore interest at 8% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the notes were convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to a forty percent (40%) discount to the lowest trading price for the twenty (20) consecutive trading days immediately preceding the notice of conversion. If these notes were not paid at maturity, the outstanding principal due under these notes shall increase by 10%. In January 2016, the notes were amended to decrease the conversion price per share equal to a forty-five percent (45%) discount to the lowest trading price for the twenty-five (25) consecutive trading days immediately preceding the notice of conversion, and the pre-payment penalty was increased to 150%. The amendments did not result in a material change to the fair value of the notes. The notes were not repaid on the maturity date of May 12, 2016 and as such were in default as of May 31, 2016. The Company recorded in interest expense, including penalties, on the condensed statements of operations a one-time default penalty of $23,000 representing 10% of the outstanding principal balance of the Notes. As of May 31, 2016, there were 1,916,667 shares issuable upon conversion for each note.

On January 23, 2018, the Company, Adar Bays, LLC and Union Capital, LLC entered into Note Settlement and Termination Agreements. Pursuant to the terms of the settlement agreements, the Company agreed to satisfy each of the outstanding notes for $200,000 and 100,000 shares of common stock. The payments were made on January 26, 2018. The closing price of the Company's common stock on January 23, 2018 was $1.40 per share resulting in an aggregate value of $340,000 per note.

(b)	The Typenex Co-Investment, LLC convertible note payable is due and payable 13 months after issuance date of May 29, 2015 and bears interest at 10% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note are convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to $1.30. However, in the event the Company’s market capitalization falls below $3.0 million at any time, the conversion price per share shall be equal to the lower of $1.30 or the market price at the date of conversion. The note was not repaid on the maturity date of June 29, 2016 and was also in default of certain conditions of the note as of May 31, 2016. The Company recorded in interest expense, including penalties, on the condensed statements of operations a one-time default penalty of approximately $18,200. As of May 31, 2016, there were 2,966,548 shares issuable upon conversion of this note.

On or around April 19, 2016, the Company received from counsel for Typenex, a written demand to accelerate and demand payment of the entire outstanding balance of the Typenex note entered into between the Company and Typenex on May 29, 2015. On June 7, 2016, Typenex filed suit in the State of Utah, the Third Judicial District Court, County of Salt Lake, for repayment of all principal, default effects, late fee and accrued interest. According to the complaint, Typenex asserted an aggregate amount due, as of June 6, 2016, of $149,054. On April 4, 2017, the Company and Typenex agreed to settle the lawsuit for payment of $90,000, which was paid in April 2017. On May 9, 2017, an order of dismissal with prejudice was entered by the Third Judicial District Court.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(c)

The Gary Gelbfish convertible note payable was due and payable six months after the issuance date of March 27, 2015 and bore interest at 10% per annum. If this note was not paid at maturity, at the election of the holder, outstanding principal and accrued but unpaid interest under the note was convertible into shares of the Company’s common stock at a conversion price per share equal to lesser of: (i) fifty percent (50%) discount to the average closing price for the twenty (20) consecutive trading days immediately preceding the maturity date or (ii) $0.50 per share. The note was not repaid on the maturity date of September 23, 2015 and as such was in default as of May 31, 2016 and remains in default as of the date of this report. As of May 31, 2016, there were 767,754 shares issuable upon conversion of this note.

(d)

The JMJ Financial convertible note payable is due and payable 24 months after issuance date of April 29, 2015 and bears interest at 12% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the notes are convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to a forty percent (40%) discount to the lowest trading price for the twenty-five (25) consecutive trading days immediately preceding the notice of conversion. As of May 31, 2016, there were 875,000 shares issuable upon conversion of this note. Between May 2018 and July 2018, the Company made payments of $35,000 on this note and the remaining principal balance of $25,500 remains in default as of the date of this report.

(e)

The Black Mountain Equities, Inc. convertible note payable is due and payable 12 months after issuance date of June 4, 2015 and bears interest at 10% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to the lesser of: (i) forty percent (40%) discount to the lowest trading price for the twenty-five (25) consecutive trading days immediately preceding the notice of conversion or (ii) $1.06 per share. As of May 31, 2016, there were 627,024 shares issuable upon conversion of this note. The Note was not repaid on the maturity date of June 4, 2016 and remains in default as of the date of this report.

(f)

The LG Capital Funding, LLC convertible note payable was due and payable 13 months after issuance date of November 3, 2014 and bore interest at 8% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note were convertible into shares of the Company’s common stock, at any time after 180 days from the date of issuance, at a conversion price per share equal to a forty percent (40%) discount to the lowest trading price for the twenty (20) consecutive trading days immediately preceding the notice of conversion. In January, 2016, the note was amended to grant LG Capital 75,000 warrants with an exercise price of $0.30 per share, and to permit the Company to re-pay the LG Capital Note with a pre-payment penalty of 120%. The amendment did not result in a material change to the fair value of the note. The fair value of the warrants was $26,250, which was expensed at the time of issuance due to the short-term nature of the note. The note was not repaid on the maturity date and as such is in default as of May 31, 2016 and as of the date of this report. Upon default, the note accrues interest at 24% per annum. As of May 31, 2016, there were 694,444 shares issuable upon conversion of this note.

(g)	The GCEF Opportunity Fund, LLC convertible note payable is due and payable 12 months after issuance date of June 30, 2015 and bears interest at 10% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note are convertible into shares of the Company’s common stock, at any time after 30 days from the date of issuance, at a conversion price per share equal to the lower of: (i) a forty percent (40%) discount to the lowest closing price for the twenty (20) consecutive trading days immediately preceding the notice of conversion or (ii) $1.00. If this note is not paid at maturity, then the interest rate shall increase to 24% thereafter. As of May 31, 2016, there were 381,944 shares issuable upon conversion of this note. On March 9, 2017, the Company issued an aggregate of 216,946 shares of its common stock as full repayment of the principal and accrued interest on the note.

(h)

The Lord Abstract, LLC convertible note payable is due and payable 12 months after issuance date of June 30, 2015 and bears interest at 10% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note are convertible into shares of the Company’s common stock, at any time after 30 days from the date of issuance, at a conversion price per share equal to a forty percent (40%) discount to the lowest closing price for the twenty (20) consecutive trading days immediately preceding the notice of conversion. If this note is not paid at maturity, then the interest rate shall increase to 24% thereafter. As of May 31, 2016, there were 122,222 shares issuable upon conversion of this note. Between June 2016 and August 2016, the Company made payments of $7,500 on this note and the remaining principal balance of $1,300 remains in default as of the date of this report.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(i)

The JLA Realty convertible note payable is due and payable 36 months after proceeds have been received by the Company, which occurred between April 25, 2016 and May 4, 2016 and bears interest at 12% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note is convertible into shares of the Company’s common stock at any time prior to maturity at a fixed price per share equal to $0.15. In connection with the issuance of the JLA Realty note described above, the Company recognized a debt discount of $146,000 and a loss on issuance of $68,522 during the three months ended May 31, 2016, which represents the excess of the fair value of the bifurcated conversion feature at initial issuance of approximately $215,000 over the principal amount of convertible debt issued.  The fair value of the bifurcated conversion feature is separately measured at fair value, with changes in fair value recognized in operations.  During the three and six months ended May 31, 2016, the Company recognized interest expense of $4,151 resulting from amortization of the debt discount for the JLA Realty note. As of May 31, 2016, the bifurcated conversion option has a fair value of $166,930 and is presented on a combined basis with the related loan host in the Company’s Condensed Consolidated Balance Sheet at May 31, 2016. As of May 31, 2016, there were 1,070,607 shares issuable upon conversion of this note.

(j)	The other convertible notes payable are due and payable 36 months after issuance and bear interest at 10% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note are convertible into shares of the Company’s common stock, at any time after six months from the date of issuance, at a conversion price per share equal the lesser of: (i) fifty percent (50%) discount to the volume weighted average price over the twenty (20) consecutive trading days immediately preceding the notice of conversion. As of May 31, 2016, there were 110,609 shares issuable upon conversion of these notes.

8.	NOTES PAYABLE

Notes payable at May 31, 2016, and November 30, 2015, are comprised of the following:

	May 31, 2016	November 30, 2015

Notes payable to Studio Capital, LLC (a)	$125,000	$125,000
Notes payable to Argent Offset, LLC (b)	6,575	16,825
Notes payable to Strategic IR, Inc. (c)	12,500	12,500
Notes payable to Lori Livingston (d)	105,000	-
Notes payable to JLA Realty (e)	330,000	-
Total notes payable	579,075	154,325
Less: debt discount	(68,369)	(19,294)
Total notes payable	$510,706	$135,031

During the three and six months ended May 31, 2016, the Company recognized interest expense of $35,947 and $81,912, respectively, resulting from amortization of the debt discount for the above notes payable. The Company did not recognize any interest expense from amortization of the debt discount during the three and six months ended May 31, 2015. The debt discount is being amortized as non-cash interest expense over the term of the debt using the effective interest method. The accrued interest associated with the above notes payable was $82,746 as of May 31, 2016, which is recorded in accrued interest on convertible and promissory notes payable on the accompanying condensed consolidated balance sheet.

(a)

On October 8, 2015, the Company entered into a promissory note agreement with Studio Capital, LLC, (“Studio Capital”) for an aggregate principal amount of $125,000 (the “Studio Capital Note”). The Studio Capital Note carries an original issue discount of $25,000, provided for a loan fee of 5,000 shares of the Company’s common stock and had a maturity date of April 8, 2016. The Studio Capital Note was not repaid on the maturity date and as such is in default as of May 31, 2016 and remains in default as of the date these financial statements are issued. The Company recorded in interest expense, including penalties, on the condensed statements of operations a one-time default penalty of $25,000 representing 20% of the outstanding principal balance of the Studio Capital Note.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(b)

On November 26, 2014, the Company entered into a promissory note agreement with Argent Offset, LLC (“Argent”) for an aggregate principal amount of $13,000 (the “Argent Note”). The Argent Note included a $500 loan fee, accrues interest at 10%, compounded monthly, and had a maturity date of December 5, 2014. On February 1, 2015, the Company entered into a Temporary Forbearance Agreement with Argent. Under the forbearance agreement, the Company agreed to pay a forbearance fee of $7,000 to extend the maturity date to August 1, 2015. Argent also advanced the Company an additional $19,825 pursuant to the terms of the Argent Note. During the six months ended May 31, 2016, the Company paid $10,250 on the Argent Note. As of November 30, 2016, all remaining amounts due had been repaid on the Argent Note.

(c)

On March 17, 2015, the Company entered into a promissory note agreement with Strategic, IR, Inc. (“Strategic”) for an aggregate principal amount of $12,500 (the “Strategic Note”). The Strategic Note included a $1,750 loan fee, accrued interest at 10% and had a maturity date of April 16, 2015. The Strategic Note is currently is in default as of May 31, 2016 and remains in default as of the date these financial statements are issued and is accruing interest at the default rate of 21% per annum.

(d)	On December 2, 2015, the Company entered into a promissory note agreement (the “Livingston Note”) with a third party for an aggregate principal amount of $125,000. The Livingston Note carries an original issue discount of $25,000. As additional consideration to the investor, the Company agreed to issue a warrant to purchase up to 100,000 shares of the Company’s common stock at a price of $0.01 per share. The Company recorded debt discount in the amount of $30,987 based on the fair value of the warrants. The Livingston Note is currently in default and accruing interest at the default rate of 29%. In January 2016, the Company recorded in interest expense a one-time default penalty of $25,000 representing 20% of the outstanding principal balance of the Livingston Note.

(e)

On April 7, 2016 and September 14, 2016, RCG entered into promissory note agreements with JLA Realty (the “JLA Notes”) for an aggregate amount of $480,000. The JLA Notes accrue interest at 16% per annum and have maturity dates of October 4, 2016 and March 14, 2017 and carry an original issue discount of $125,000. Between November 2016 and December 2016, the Company made payments of $150,000 on the JLA Notes and the remaining principal balance of $330,000 remains in default as of the date of these financial statements are issued.

9.	NOTE PAYABLE, RELATED PARTY

Note payable, related party, at May 31, 2016 and November 30, 2015, are comprised of the following:

	May 31, 2016	November 30, 2015

Note payable to MCKEA Holdings, LLC	$40,937	$-
Less: debt discount	(2,800)	-
Total note payable, related party	$38,137	$-

On March 4, 2016, RCG entered into a promissory note (the “MCKEA Note”) with MCKEA Holdings, LLC. The MCKEA Note provides for proceeds up to $100,000 and bears interest a rate of fifteen percent (15%) per year. All principal and interest accrued under the MCKEA Note was due on or before August 4, 2016. The MCKEA Note features an original issue discount of 10% of the total cash advanced to RCG. Between March 4, 2016 and May 31, 2016, $56,788 was advanced to RCG, inclusive of $5,163 of original issue discount of which $15,851 has been repaid resulting in an outstanding principal balance of $40,937 at May 31, 2016. During the three and six months ended May 31, 2016, the Company recognized interest expense of $2,363 resulting from amortization of the debt discount for the above note payable, related party.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.	FAIR VALUE MEASUREMENTS

The following tables classify the Company’s embedded conversion options, put options, and derivative warrant liabilities measured at fair value on a recurring basis into the fair value hierarchy as of May 31, 2016 and November 30, 2015:

	Fair value measured at May 31, 2016

	Fair value at May 31 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Bifurcated conversion options, put options, and derivative warrant liabilities	$1,588,104	$-	$-	$1,588,104

	Fair value measured at November 30, 2015

	Fair value at November 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Bifurcated conversion options and derivative warrant liabilities	$1,313,012	$-	$-	$1,313,012

There were no transfers between Level 1, 2 or 3 during the six months ended May 31, 2016 and during the year ended November 30, 2015.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended May 31, 2016. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	December 1, 2015	Derivative Liabilities from Convertible Notes Payable and Notes Payable	Fair value at Inception	Change in estimated fair value recognized in results of operations	May 31, 2016
Embedded conversion options, put options, and derivative warrant liabilities	$1,313,012	$228,061	$57,237	($10,206)	$1,588,104

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management. The Company’s put options are valued using a using a Monte Carlo model or, in certain circumstances, the Black-Scholes option pricing model. As of May 31, 2016, the inputs used in the analysis included discount rates per the conversion terms of the convertible promissory notes.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s embedded conversion options that are categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2016 and for the year ended November 30, 2015 is as follows:

	Date of valuation
	May 31, 2016	November 30, 2015
Stock price	$0.25	$0.45
Conversion price	$.15	$0.10 – $0.22
Volatility	77.11%	161% – 239%
Risk free interest rate	1.03%	0.11% – 0.86%
Years to maturity	2.90 – 2.93	0.45 – 1.74

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the six months ended May 31, 2016:

May 31, 2016
Stock price	$0.25
Conversion price	$0.001 – $0.30
Volatility	75.31% – 79.70%
Risk free interest rate	0.68% – 1.03%
Years to maturity	0.77 – 3.08

11.	RELATED PARTY TRANSACTIONS

During the three and six months ended May 31, 2015, the Company sold $23,547 and $33,784 in products to Vape Nation. These sales represented 88% of total revenue for the six month period resulting in accounts receivable, related party of $17,222, which was paid in December 2016. Vape Nation, is 50% owned by MCKEA. MCKEA is the majority member of Philou Ventures, LLC (“Philou”), which is the Company’s controlling shareholder. Kristine L. Ault, the wife of Milton C. Ault III, Chairman of the Company’s Board of Directors, is the manager and owner of MCKEA.

At February 29, 2016, the Company owed MCKEA $53,790, which was included in accounts payable and accrued expenses, related party. Of this amount, $25,000 was advanced directly by MCKEA to JST pursuant to the terms of the JST Note (see Note 6). The Company paid the amount owed MCKEA during the three months ended May 31, 2016.

On May 1, 2016, the Company entered into a management services agreement (the “MSA”) with Alzamend Neuro, Inc. (“Alzamend”), a related party. Alzamend was formed on February 26, 2016 under the laws of the State of Delaware to acquire and commercialize patented intellectual property and the know-how to prevent, treat and cure Alzheimer’s. Avalanche provides management, consulting and financial services to Alzamend. Such services include advice and assistance concerning any and all aspects of operations, planning and financing of Alzamend and conducting relations with accountants, attorneys, financial advisors and other professionals. The term of the MSA, as amended, is for the period May 1, 2016 to December 31, 2017, and may be extended by written agreement, with Avalanche having initially received $40,000 per month and, beginning February 2017, currently receiving $20,000 per month for the remainder of 2017. During the three and six months ended May 31, 2016, the Company recorded no revenue related to the management service agreement with Alzamend.

12.	EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.001 per share. On July 31, 2014, the Board of Directors designated 50,000 shares of its Preferred Stock as “Class A Convertible Preferred Stock” (the “Class A Preferred Stock”). Each share of Class A Preferred Stock has a stated value of $5.00 per share. The holders of Class A Preferred Stock have no voting rights. The holders are entitled to receive cumulative dividends at a rate of 10% of the stated value per annum, payable twice a year, subject to the availability of funds and approval by the Board of Directors. In the discretion of the Board of Directors, dividends may be paid with common stock. In the event of a liquidation or dissolution of the Company each holder of Class A Preferred Stock shall be entitled to be paid in cash $5 per share.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At any time after August 31, 2015, a holder of Class A Preferred Stock may, at its option, convert all or a portion of its outstanding shares into common stock.

Common Stock

2016 Transactions

On December 10, 2015, the Company entered into a subscription agreement with a third party, whereby it sold 25,000 shares of its common stock at a price of $0.20 per share for total cash proceeds of $5,000.

On January 26, 2016, the Company issued 50,000 fully vested and non-forfeitable shares of common stock to a third-party service provider of consulting services. The aggregate fair value of the shares amounted to $20,000 based on the closing price of the Company’s common stock on the issuance date. The related services were completed during the six months ended May 31, 2016.

Conversion of debt

2016 Transactions

On January 26, 2016, the Company issued 297,619 shares of common stock to Typenex Co-Investment, LLC in conversion of $12,500 of accrued interest. The shares of common stock were valued at $119,048 resulting in a loss on conversion of $106,548.

On January 28, 2016, the Company issued 100,000 shares of common stock to Black Mountain Equities, Inc. in conversion of $12,830 of principal and accrued interest. The shares of common stock were valued at $40,000 resulting in a loss on conversion of $27,170.

On January 29, 2016, the Company issued 60,000 shares of common stock to JMJ Investments, Inc in conversion of $3,024 of accrued interest. The shares of common stock were valued at $24,000 resulting in a loss on conversion of $20,976.

Common Stock Warrants

                On December 2, 2015, in connection with issuing the Livingston Note (see Note 8d), the Company issued 100,000 common stock warrants which were valued at $30,987.

In January 2016, in connection with an amendment to the LG Capital Funding, LLC Note (see Note 7f), the Company issued 75,000 common stock warrants, which were valued at $26,250.

Stock based compensation

During the three and six months ended May 31, 2016, the Company issued nil and 50,000 shares, respectively, of common stock to service providers. During the three and six months ended May 31, 2015, the Company issued 100,000 and 312,500 shares, respectively, of common stock to service providers. The shares of common stock are being expensed over the term of the services being provided. As a result of these issuances, the Company has recorded stock-based compensation during the three and six months ended May 31, 2016 of nil and $20,000, respectively. The Company recorded stock-based compensation during the three and six months ended May 31, 2015 of $100,000 and $251,833, respectively. The fair value of the shares was determined based on the closing price of the Company’s common stock on the issuance date and is being recognized over the term of the respective consulting agreement.

13.	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2016 through December 6, 2018, the date these financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements except for the following.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible Notes Payable

On October 5, 2016, November 30, 2016, and February 22, 2017, the Company entered into three convertible promissory notes with DPW Holdings, Inc. (NYSE: DPW) (the “DPW Notes”), a related party. Under the terms of the DPW Notes, the Company borrowed the sum of $1,575,000. The DPW Notes featured an original issue discount of $75,000, resulting in net funding to the Company of $1,500,000. The DPW Notes were due in two years and accrued interest at 12% per annum. The DPW Notes, were convertible into shares of the Company’s common stock at a conversion price of $0.745 per share.

On September 6, 2017, DPW Holdings, Inc. and the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with an effective date of August 21, 2017 pursuant to which DPW will provide the Company a non-revolving credit facility of up to $10,000,000, for a period ending on August 21, 2019.

In consideration of entering into the Loan Agreement, the DPW Notes were cancelled and the DPW Notes were consolidated and a new Convertible Promissory Note was issued (the “New DPW Note”). At December 3, 2018, DPW has provided loans to the Company in the principal amount $6,795,346 and, in addition to the 12% convertible promissory notes, the Company has issued to DPW warrants to purchase 13,590,692 shares of the Company’s common stock. The New DPW Note is due in two years and accrues interest at 12% per annum on the face amount. The New DPW Note contains standard events of defaults. Future advances under the Loan Agreement, if any, will be evidenced by a convertible promissory containing a conversion price feature at $0.50 per share and warrant with an exercise price of $0.50 per share. Further, under the terms of the Loan Agreement, the New DPW Notes are secured by the assets of Avalanche.

Mr. Ault is the Chief Executive Officer and Chairman of the Board of Directors of DPW’s Board of Directors and the Chairman of the Company’s Board of Directors. Mr. William B. Horne is the Chief Financial Officer and a director of DPW and the Chief Financial Officer and a director of the Company.

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

On March 7, 2017, the Company entered into an agreement (the “Exchange Agreement”) with Philou pursuant to which it agreed to issue to Philou 50,000 shares of its newly created Class A Convertible Preferred Stock (the “Class A Shares”) and 5,000,000 common stock warrants in exchange for the surrender by Philou of 2,000,000 shares of its Common Stock. On April 26, 2017, the Class A Shares were issued simultaneously with the surrender and cancellation of the 2,000,000 shares of common stock. The warrants have a five year term and an exercise price of $0.35 per share.

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

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock

On February 28, 2017, the Company issued 250,000 shares of its common stock as payment for services to an officer. The shares were valued at $40,000, $0.16 per share.

On March 9, 2017, the Company issued an aggregate of 216,946 shares of its common stock as repayment of the principal and accrued interest on the convertible note due to GCEF Opportunity Fund, LLC (See Note 7g). The shares had an aggregate fair value of $32,542, an average of $0.15 per share.

On January 23, 2018, the Company, Adar Bays, LLC and Union Capital, LLC entered into Note Settlement and Termination Agreements. Pursuant to the terms of the settlement agreements, the Company agreed to satisfy each of the outstanding notes for $200,000 and 100,000 shares of common stock. The payments were made on January 26, 2018 (See Note 7a).

On May 11, 2018, the Company issued an aggregate of 20,000 shares of its common stock as repayment of $4,550 in principal on the convertible note due to JMJ Financial (See Note 7d). The shares had an aggregate fair value of $4,550, an average of $0.23 per share.

MTIX, Ltd. Acquisition

On August 22, 2017, pursuant to the terms of a Share Exchange Agreement dated as of March 3, 2017, and as amended on July 13, 2017 and August 21, 2017 (the “Exchange Agreement”) with MTIX Limited, a company formed under the laws of England and Wales (“MTIX”) and the three (3) shareholders of MTIX (the “Sellers”), the Company completed its acquisition of MTIX. Upon the terms and subject to the conditions set forth in the Exchange Agreement, the Company acquired MTIX from the Sellers through the transfer of all issued and outstanding ordinary shares of MTIX (the “MTIX Shares”) by the Sellers to the Company in exchange (the “Exchange”) for the issuance by the Company of: (a) 7% secured convertible promissory notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal face amount of $9,500,000 to the Sellers in pro rata amounts commensurate with their current respective ownership percentages of MTIX’s ordinary shares, (b) (i) $500,000 in cash, $50,000 of which was paid on October 26, 2016, and (ii) 100,000 shares of the Company’s newly designated shares of Class B Shares to the principal shareholder of MTIX (the “Majority Shareholder”).

At the Closing the Company delivered to the Majority Shareholder and the two Sellers other than Majority Shareholder (the “Minority Shareholders”) three Notes, which Notes were in the principal face amount of $6,166,666 with respect to the Majority Shareholder and in the principal face amount of $1,666,667 with respect to each of the Minority Shareholders.

The Notes

The Notes bear interest at 7% per annum with interest payable (i) in cash upon maturity or in connection with any voluntary or mandatory conversion or, (ii) at the option of the Seller, in arrears on the first day of each calendar quarter after the date of issuance (the “Closing Date” ) by issuing and delivering that number of shares of Common Stock determined by dividing the interest accrued for such quarter by the average price per share for the ten (10) trading days immediately preceding the determination date as reported by Bloomberg, L.P.

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

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Security Agreement

The Notes are secured, pursuant to a Security Agreement, by a lien on certain of the Company’s assets, including but not limited to the intellectual property of MTIX. Upon the occurrence of an event of default under the Notes, a majority in interest of the Notes may require the Company to repay all of its Notes in cash, at a price equal to 100% of the principal, accrued and unpaid interest and any amounts, costs and liquidated damages, as applicable.

Registration Rights Agreement

In connection with the Exchange, the Company and the Sellers entered into a Registration Rights Agreement under which the Company shall be required to file a registration statement with the Commission covering the resale of the shares of the Common Stock issuable pursuant to conversion of: (i) the Notes eighteen (18) months from the Closing Date, and (ii) the Class B Shares twenty-four (24) months from the Closing Date. In addition, the Company use its best efforts to have the registration statement declared effective as soon as practicable, but in no event later than 90 days after the filing date if the registration statement is not subject to a full review by the Commission, or 120 days after filing if the registration statement is subject to a full review by the Commission. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement.

MTIX, Ltd. Exchange Agreement

On December 5, 2017, DPW entered into an exchange agreement with WT Johnson & Sons (Huddersfield) Limited (the “WT Johnson”), pursuant to which the Company issued to the WT Johnson, (a) a convertible promissory note in the principal amount of $600,000 (“Note A”), and (b) a convertible promissory note in the principal amount of $1,667,766 (“Note B”), in exchange for cancellation of (i) an outstanding loan made by WT Johnson to MTIX in the amount of $265,666; and (ii) cancellation of an aggregate of $2,002,500 owed by MTIX to WT Johnson pursuant to an Agreement for the Sale and Purchase of a Textile Multi-Laser Enhancement Technology Machine dated as of July 21, 2017 by and between MTIX and WT Johnson.

Note A was convertible into DPW’s common stock at a conversion price of $1.00 per share, does not bear interest, and matured two years from issuance. Note B was convertible into DPW’s common stock at a conversion price of $0.85 per share, does not bear interest, and matured two years from issuance. However, WT Johnson did not have the right to convert any portion of Note B, following receipt by WT Johnson of an aggregate of $2,267,766 of gross proceeds from the sale of shares of common stock issued upon conversion of Note A or Note B.

During December 2017, DPW issued 600,000 shares of its common stock upon the conversion of Note A and WT Johnson notified DPW that gross proceeds during the month of December 2017 from sales of the 600,000 shares of common stock were sufficient to satisfy the entire $2,267,766 obligation. As a result of entering into the exchange agreement with WT Johnson, MTIX is obligated to pay DPW $2,668,266, consisting of the amount of the exchange agreement of $2,267,766 and a value added tax of $400,500 from the sale of the Textile Multi-Laser Enhancement Technology Machine. Concurrent with entering into the exchange agreement, MTIX issued a promissory note in the amount of $2,668,266 to DPW and Note B was cancelled.

Philo Group, LLC Note Receivable

Between June 2016 to November 2017, the Company provided $947,092 in financing to Philo under the terms of a Senior Secured Property Note dated April 4, 2016, as amended (the “Philo Note”). The Philo Note bears interest at a rate of sixteen percent (16%) per year, requires monthly interest payments, and was due within six (6) months from the date of issue.

Stock Incentive Plan

On October 27, 2016, subject to stockholder approval, the Company’s Board of Directors approved the Company’s 2016 Stock Incentive Plan (the ”Plan”), which provides for the issuance of a maximum of three million (3,000,000) shares of the Company’s common stock to be offered to the Company’s directors, officers, employees, and consultants. Options granted under the Plan will have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options will expire between 5 and 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 27, 2016, the Company’s Board of Directors granted incentive stock option awards for 1,000,000 shares of common stock to each of the Company’s Chairman, President and Chief Executive Officer and Chief Financial Officer (collectively, the “Stock Option Grants”). The Stock Option Grants were issued pursuant to the Plan. Upon obtaining stockholder approval for the Plan an accounting grant date will be established. The Stock Option Grants have an exercise price of $0.16 and are exercisable for seven years. The Stock Option Grants will initially vest equally in annual tranches over a three (3) year period beginning on October 27, 2017. Upon closing of the acquisition of MTIX, the vesting terms of the options change and will vest 50% upon closing and 50% one year after closing.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the fiscal year ended November 30, 2015, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of December 3, 2018. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

General

Avalanche International Corp. (the “Company” or “Avalanche”) is a holding company currently engaged in acquiring and/or developing businesses in which the Company maintains a controlling interest. The Company anticipates that its subsidiaries will be engaged in a number of diverse business activities. The Company initially had two wholly-owned subsidiaries, Smith and Ramsay Brands, LLC (“SRB”) and Restaurant Capital Group, LLC (“RCG”). SRB was formed on May 19, 2014, and RCG was formed on October 22, 2015. SRB was originally formed as a manufacturer and distributor of flavored liquids for electronic vaporizers and eCigarettes and accessories; this business was discontinued in June 2015. RCG was formed to hold the Company’s investments in the restaurant industry.

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

Restaurant Capital Group, LLC

On April 13, 2016, RCG entered into an agreement to finance a new restaurant owned by Philo Group, LLC (“Philo”). The restaurant is named Giulia and features Italian fusion cuisine and two stylish full-service bars with an intimate lounge atmosphere. Giulia, which opened in March 2017, is located near the Financial District, LA Live, and the Staples Center in downtown Los Angeles. Philo has placed a significant emphasis on the distinctive, contemporary interior design and decor of Giulia. We believe that this stylish restaurant design and decor will contribute to the distinctive dining experience enjoyed by customers and generate higher annual sales per square foot that than is typical in our industry.

Our initial investment in Philo was structured as a loan and between June 2016 to November 2017, the Company provided $947,092 in financing to Philo under the terms of a Senior Secured Property Note dated April 4, 2016, as amended (the “Philo Note”). The Philo Note bears interest at a rate of sixteen percent (16%) per annum and is personally guaranteed by the principal of Philo and secured by all assets of Philo. In addition, we expect to renegotiate the terms of our investment in Philo such that we obtain a significant ownership in Giulia.

Smith and Ramsay Brands, LLC

The Company established SRB as a manufacturer and distributor of flavored liquids for electronic vaporizers and eCigarettes and accessories (the “Vape Business”). SRB had intended to aggressively expand the Vape Business with additional flavors in its signature brand and by expanding through additional new brands and the acquisition and distribution of signature and non-signature accessories. In mid-Fall of 2014, SRB began a targeted rollout of its Vape Business and during June 2015 we made the decision to discontinue operations in the Vape Business. The decision to discontinue this line of business was based upon the highly competitive marketplace and exceedingly small gross margins that we were realizing in the Vape Business combined with other business opportunities, such as the restaurant business, where we expect to generate greater returns.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2016 COMPARED TO THREE MONTHS ENDED MAY 31, 2015

The following table summarizes the results of our operations for the three months ended May 31, 2016 and 2015.

	For the Three Months Ended May 31,
	2016	2015

Revenue - related party	$-	$23,547
Revenue	-	120
Total Revenue	-	23,667
Cost of revenue	-	(20,758)
Gross profit	-	2,909
Total operating expenses	196,225	313,005
Loss from operations	(196,225)	(310,096)
Other income (expense)
Interest income	42,268	-
Interest expense, including penalties	(109,351)	(68,669)
Interest expense - debt discount	(118,351)	(84,178)
Loss on issuance of convertible debt	(68,522)	(301,309)
Change in fair value of bifurcated conversion options and derivative warrant liabilities	(231,937)	182,776
Total other expense, net	(485,893)	(271,380)

Net loss	$(682,118)	$(581,476)

Operating expenses

	For the Three Months Ended May 31,
	2016	2015	$ Change

Stock-based compensation	$12,444	$195,125	$(182,681)
Professional fees	32,037	73,791	(41,754)
Salaries and employee benefits	103,953	13,814	90,139
General and administrative	47,791	30,275	17,516
Total operating expenses	$196,225	$313,005	$(116,780)

Stock-based compensation

Stock-based compensation expense for the three months ended May 31, 2016 was $12,444 compared to $195,125 for the three months ended May 31, 2015. During the three months ended May 31, 2016, the Company issued 50,000 shares of common stock as payment for services related to general corporate matters. The shares were valued based on the closing price of the Company's common stock on the issuance date, and were expensed over the term of the consulting agreement. During January 2015, the Company had entered into two consulting agreements for services related to general corporate matters. The terms of these consulting agreements were from six to eleven months and provided for the issuance of 212,500 shares of common stock as payment for the services. The shares were valued at $340,250 and were expensed over the terms of the consulting agreements. The January 2015 issuances resulted in stock-based compensation of $195,125 during the three months ended May 31, 2015.

Professional fees

During the three months ended May 31, 2016, the Company incurred professional fees of $32,037, a decrease of $41,754 as compared to the three months ended May 31, 2015. The decrease is attributed to several factors:

•	The Company experienced a decrease of $28,378 in legal fees due to an overall decrease in the number of financing transactions conducted and the level of complexity of the transactions entered into during fiscal year 2015.

•

In December 2014, the Company initiated multiple projects to increase awareness of the Company. As a result, during the three months ended May 31, 2015, the Company incurred $20,000 in fees for public and investor relations services. In the quarter ended May 31, 2016, due to the emphasis on ongoing projects such as the pending acquisition of MTIX, the Company did not make an investment in these types of activities.

Salaries and employee benefits

During the three months ended May 31, 2016, the amount of the Company’s salaries and employee benefits were $103,953, an increase of $90,139 as compared to the $13,814 for the three months ended May 31, 2015. The increase in salaries and employee benefits is primarily attributed to Board Fees of $60,000, monthly compensation paid to the Company’s Chairman, and to a lesser extent the expansion of the management team.

On May 14, 2014, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with John Pulos, its prior sole officer and director. In conjunction with the Agreement, there was a change in management and the Company began compensating its officers and directors. Prior to the resignation of Mr. Pulos, which was effective May 15, 2014, the Company did not recognize any compensation expense for the services of its director and officer. Subsequent to May 15, 2014, the Company began compensating its Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors (the “Chairman”) and in November 2015, the Company approved the payment of monthly fees to its Chairman, Milton C. Ault III, in the amount of $20,000.

General and administrative

During the three months ended May 31, 2016, the Company’s general and administrative expenses were $47,791, an increase of $17,516 as compared to the $30,275 for the three months ended May 31, 2015. The increase in general and administrative expenses is primarily due to an increase in travel and meals expense related to ongoing projects such as the pending acquisition of MTIX.

Other Income and Expense

Other income and expense includes interest expense, amortization of discounts on notes payable, changes in the fair value of the Company’s derivative liabilities and losses recognized on issuances of the Company’s derivative liabilities.

Interest income

During the three months ended May 31, 2016 and 2015, interest income totaled $42,268 and nil, respectively. The increase in interest income is due to the secured promissory notes the Company entered into with JS Technologies, Inc. (“JST”) and Philo Group, LLC (“Philo”). The Company recorded interest of $31,200 from the amortization of original issue discounts and contractual interest of $11,068 based on the contractual interest rates on these two secured promissory notes.

Interest expense

During the three months ended May 31, 2016, interest expense totaled $227,702, an increase of $74,855, as compared to interest expense of $152,847 in the three months ended May 31, 2015. The increase in interest expense was primarily due to an increase in amortization of debt discounts on convertible notes and notes payable and an increase in the amount of the Company’s total borrowings. During the three months ended May 31, 2016 and 2015, the Company recorded amortization of debt discounts of $118,351 and $84,178, respectively, an increase of $34,173. The remaining increase in interest expense of $40,682 is primarily due to an increase in the amount of the Company’s total borrowings. At May 31, 2016, the outstanding principal balance of the Company’s convertible notes payable, notes payable and note payable, related party was $1,398,582 compared with $453,750 at May 31, 2015, an increase of $944,832.

Change in fair value of derivative liabilities

Changes in the fair value of the Company's derivative liabilities are attributed to the debt conversion features embedded in the Company's convertible promissory notes issued during the three months ended May 31, 2016 and 2015 and warrants which are accounted for as derivative liabilities totaled a loss of $231,937 and a gain of $182,776, respectively. The Company is required to mark-to-market the value of its conversion feature liabilities.

SIX MONTHS ENDED MAY 31, 2016 COMPARED TO SIX MONTHS ENDED MAY 31, 2015

The following table summarizes the results of our operations for the six months ended May 31, 2016 and 2015.

	For the Six Months Ended May 31,
	2016	2015

Revenue - related party	$-	$33,848
Revenue	-	4,814
Total Revenue	-	38,662
Cost of revenue	-	(29,292)
Gross profit	-	9,370
Total operating expenses	371,995	499,835
Loss from operations	(371,995)	(490,465)
Other income (expense)
Interest income	48,708	-
Interest expense, including penalties	(192,671)	(79,869)
Interest expense - debt discount	(258,867)	(84,178)
Loss on issuance of convertible debt	(71,061)	(301,309)
Loss on conversion of convertible debt	(154,694)	-
Change in fair value of bifurcated conversion options and derivative warrant liabilities	10,206	182,776
Total other expense, net	(618,379)	(282,580)

Net loss	$(990,374)	$(773,045)

Operating expenses

	For the Six Months Ended May 31,
	2016	2015	$ Change

Stock-based compensation	$20,000	$251,833	$(231,833)
Professional fees	90,001	153,915	(63,914)
Salaries and employee benefits	194,952	36,735	158,217
General and administrative	67,042	57,352	9,690
Total operating expenses	$371,995	$499,835	$(127,840)

Stock-based compensation

Stock based compensation expense for the six months ended May 31, 2016 was $20,000 as compared to $251,833 for the six months ended May 31 ,2015, a decrease of $231,833. During the six months ended May 31, 2016, the Company issued 50,000 shares of common stock as payment for services related to general corporate matters. The shares were valued based on the closing price of the Company's common stock on the issuance date, and were expensed over the term of the consulting agreement. During the six months ended May 31, 2015, the Company entered into two consulting agreements for services related to general corporate matters. The terms of these consulting agreements were from six to eleven months and provided for the issuance of 312,500 shares of common stock as payment for the services. The shares were valued at $440,250 based on the closing price of the Company's common stock on the issuance date, and were expensed over the term of the consulting agreements.

Professional fees

During the six months ended May 31, 2016, the Company incurred professional fees of $89,997, a decrease of $57,554 as compared to the six months ended May 31, 2015. The decrease is attributed to several factors:

•

The Company experienced a decrease of $20,617 in legal fees due to an overall decrease in the number of financing transactions conducted and the level of complexity of the transactions entered into during fiscal year 2015.

•

In December 2014, the Company initiated multiple projects to increase awareness of the Company. As a result, during the six months ended May 31, 2015, the Company incurred $35,000 in fees for public and investor relations services. In the six months ended May 31, 2016, due to the emphasis on ongoing projects such as the pending acquisition of MTIX, the Company did not make an investment in these types of activities.

 Salaries and employee benefits

During the six months ended May 31, 2016, the amount of the Company’s salaries and employee benefits were $194,952 an increase of $158,217 as compared to the $36,735 for the six months ended May 31, 2015. The increase in salaries and employee benefits is primarily attributed to Board Fees of $180,000, monthly compensation paid to the Company’s Chairman, and to a lesser extent the expansion of the management team.

On May 14, 2014, the Company entered into the Agreement with John Pulos, its prior sole officer and director. In conjunction with the Agreement, there was a change in management and the Company began compensating its officers and directors. Prior to the resignation of Mr. Pulos, which was effective May 15, 2014, the Company did not recognize any compensation expense for the services of its director and officer. Subsequent to May 15, 2014, the Company began compensating its Chief Executive Officer, Chief Financial Officer and Chairman and in November 2015, the Company approved the payment of monthly fees to its Chairman, Milton C. Ault III, in the amount of $20,000.

General and administrative

During the six months ended May 31, 2016, the Company’s general and administrative expenses were $67,046, an increase of $9,694 as compared to the $57,352 for the six months ended May 31, 2015. The increase in general and administrative expenses is primarily due to an increase in travel and meals expense related to ongoing projects such as the pending acquisition of MTIX.

Other Income and Expense

Other income and expense includes interest income, interest expense, amortization of discounts on notes payable, changes in the fair value of the Company’s derivative liabilities and losses recognized on issuances of the Company’s derivative liabilities.

Interest income

During the six months ended May 31, 2016 and 2015, interest income totaled $48,708 and nil, respectively. The increase in interest income is due to the secured promissory notes the Company entered into with JST and Philo. The Company recorded interest of $35,174 from the amortization of original issue discounts and contractual interest of $13,534 based on the contractual interest rates on these two secured promissory notes.

Interest expense

During the six months ended May 31, 2016, interest expense totaled $451,538, an increase of $287,491, as compared to interest expense of $164,047 in the six months ended May 31, 2015. The increase in interest expense was primarily due to an increase in amortization of debt discounts on convertible notes and notes payable and an increase in the amount of the Company’s total borrowings. During the six months ended May 31, 2016 and 2015, the Company recorded amortization of debt discounts of $258,867 and $84,178, respectively, an increase of $174,869. The remaining increase in interest expense of $112,802 is primarily due to an increase in the amount of the Company’s total borrowings.

Change in fair value of derivative liabilities

Changes in the fair value of the Company's derivative liabilities are attributed to the debt conversion features embedded in the Company's convertible promissory notes issued during the six months ended May 31, 2016 and 2015 and warrants which are accounted for as derivative liabilities totaled a gain of $10,206 and $182,776, respectively. The Company is required to mark-to-market the value of its conversion feature liabilities.

FINANCIAL CONDITION

Our negative working capital of $2,927,449 as of May 31, 2016, increased by $840,060 from our November 30, 2015 negative working capital of $2,087,389. Our operating losses during the six months ended May 31, 2016 were funded primarily by proceeds from convertible notes payable and loans payable of $563,625.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from equity transactions and debt financings. The outstanding principal balance of the Company’s convertible notes payable and notes payable increased $624,957 during the six months ended May 31, 2016 as compared to November 30, 2015. Due to the uncertainty of our ability to meet our current operating expenses, there is substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure. The continuation and expansion of our business is dependent upon either obtaining future equity or debt financings or achieving profitable operations in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful in obtaining equity or debt financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

As reflected in the Company’s condensed consolidated statements of cash flows for the six months ended May 31, 2016 and 2015, the Company’s reported net loss is comprised of non-cash charges, net of $485,492 and $456,763, respectively. A summary of these non-cash charges is as follows:

	For the Six Months Ended May 31,
	2016	2015

Stock-based compensation to consultants	$20,000	$251,833
Stock issued for loan fees	-	50,314
Amortization expense-loan fees	-	(48,095)
Interest income on amortization of original issue discount	(35,174)	-
Interest expense on warrant issuance	26,250	-
Loss on issuance of convertible debt	71,061	301,309
Loss on conversion of convertible debt	154,694	-
Change in fair value of derivative liability	(10,206)	(182,776)
Amortization of debt discount	258,867	84,178
Non-cash items included in net loss	$485,492	$456,763

Net cash used in operating activities for the six months ended May 31, 2016 was $200,041, excluding the non-cash charges, was impacted by changes in working capital components of $304,841 primarily related to an increase in accrued interest on convertible and promissory notes payable of $155,712.

Net cash used in investing activities for the six months ended May 31, 2016 included payments of $345,000 for notes receivable to Philo offset by proceeds of $19,674 from notes receivable from JST. No further amounts are due from JST.

On April 13, 2016, through our wholly-owned subsidiary, Restaurant Capital Group, LLC (“RCG”) we entered into an agreement to finance a new restaurant owned by Philo. The restaurant, which opened in March 2017, is located in downtown Los Angeles, California.

Between April 13, 2016 and May 31, 2016, the Company provided $250,000 in financing to Philo under the terms of a Senior Secured Property Note dated April 4, 2016, as amended (the “Philo Note”). The Philo Note bears interest at a rate of sixteen percent (16%) per annum, requires monthly interest payments, and was due within six (6) months from the date of issue. Due to delays in the opening of the restaurant, the Philo Note has not yet been repaid. The Philo Note features an original issue discount of $75,000 and allows for legal fees up to $5,000. The Philo Note is personally guaranteed by the principal of Philo and secured by all assets of Philo. In addition, the principal of Philo has agreed to further secure the loan by pledging several pieces of real property located in California.

Net cash used in financing activities for the six months ended May 31, 2016 included proceeds from convertible notes of $157,000, notes payable of $406,625 ($51,625 from related parties) and $5,000 from the sale of 25,000 shares of common stock offset by payments on convertible notes of $5,000 and notes payable of $36,101 ($15,851 from related parties).

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report and has subsequently determined that our disclosure controls and procedures were not effective as of May 31, 2016 due to certain material weaknesses as described in our Form 10-K for our fiscal year ended November 30, 2015, as filed on April 28, 2017. As a result of such material weaknesses, our disclosure controls and procedures were not effective. Our management has worked and will continue to work to remediate the above material weaknesses in our disclosure controls and procedures.

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

While these remedial actions were implemented in fiscal year 2016, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of fiscal year 2016. If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. Any unremediated material weaknesses could have the effects described in Part I, Item 1A, “Risk Factors,” in our 2015 Form 10-K filed with the SEC on April 28, 2017, “In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures were ineffective as of November 30, 2015 which could result in material misstatements in our financial statements.”

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

The risks described in Part I, Item 1A, “Risk Factors,” in our 2015 Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2015 Annual Report on Form 10-K remains current in all material respects.

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

On January 23, 2018, the Company issued an aggregate of 200,000 shares of its common stock as payment for principal. The shares were valued at $280,000, an average of $1.40 per share. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

On May 11, 2018, the Company issued an aggregate of 20,000 shares of its common stock as repayment of principal. The shares were valued at $4,550, an average of $0.23 per share. These shares were issued in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

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

___________________________________________________________________________________________________

*    Filed herewith.

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVALANCHE INTERNATIONAL, CORP.

Date: December 6, 2018	By:	/s/ Phillip Mansour
Philip Mansour
Chief Executive Officer
Principal Executive Officer

Date: December 6, 2018	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer
Principal Accounting Officer