Form 10-Q
period 2016-08-31
AVALANCHE INTERNATIONAL, CORP.
filed 2019-03-21
CIK 1537169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,529,200 common shares as of March 20, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

Condensed Consolidated Balance Sheets as of August 31, 2016 (unaudited) and November 30, 2015	F-1
Condensed Consolidated Statements of Operations for the Three and Nine Months ended August 31, 2016 (unaudited) and 2015 (unaudited)	F-2
Condensed Consolidated Statements of Cash Flows for the Nine Months ended August 31, 2016 (unaudited) and 2015 (unaudited)	F-3 – F-4
Notes to Consolidated Financial Statements (unaudited)	F-5 – F-22

Avalanche International, Corp. and Subsidiaries

Condensed Consolidated Balance Sheets

	August 31, 2016	November 30, 2015
	(Unaudited)
Assets:
Current assets:
Cash	$33	$405
Accounts receivable	5,438	-
Accounts receivable, related party	17,222	17,222
Other current assets	16,361	705
Total current assets	39,054	18,332
Notes receivable, net of discount of $15,247	309,753	-
Total assets	$348,807	$18,332

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable and accrued expenses	$159,371	$105,137
Accounts payable and accrued expenses, related party	118,283	63,699
Accrued interest on convertible and promissory notes payable	244,176	71,867
Derivative warrant liabilities	13,900	-
Convertible notes payable, net of discount of $22,915
and $202,325, respectively	1,612,304	1,729,987
Notes payable, net of discount of $22,645 and
and $19,294, respectively	467,355	135,031
Notes payable, related party, net of discount of $197	37,978	-
Total current liabilities	2,653,367	2,105,721
Convertible notes payable, net of discount of $251,542	246,150	-
Derivative warrant liabilities	2,786	-
Total liabilities	2,902,303	2,105,721

Stockholders' Deficit:
Preferred stock, $0.001 par value: 10,000,000 shares authorized;	-	-
Class A Convertible Preferred Stock, $20 stated value
per share: 50,000 shares designated; nil shares issued
and outstanding at August 31, 2016 and November 30, 2015	-	-
Class B Convertible Preferred Stock, $50 stated value
per share: 100,000 shares designated; nil shares issued
and outstanding at August 31, 2016 and November 30, 2015	-	-
Common stock, $0.001 par value: 75,000,000 shares authorized;
6,842,254 and 6,309,635 shares issued and outstanding
at August 31, 2016 and November 30, 2015, respectively	6,843	6,310
Additional paid-in capital	1,326,633	1,119,118
Accumulated deficit	(3,886,972)	(3,212,817)
Total stockholders' deficit	(2,553,496)	(2,087,389)
Total liabilities and stockholders' deficit	$348,807	$18,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Avalanche International, Corp. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three		For the Nine
	Months Ended August 31,		Months Ended August 31,
	2016	2015	2016	2015
Revenue:
Revenue - related party	$160,000	$-	$160,000	$34,017
Revenue	5,438	169	5,438	4,814
Total Revenue	165,438	169	165,438	38,831
Cost of revenue	-	(258)	-	(29,550)
Gross profit	165,438	(89)	165,438	9,281

Operating expenses:
General and administrative expenses	207,689	488,466	579,685	1,057,315
Total operating expenses	207,689	488,466	579,685	1,057,315
Loss from operations	(42,251)	(488,555)	(414,247)	(1,048,034)

Other income (expense):
Interest income	51,019	6,074	99,727	6,074
Interest expense, including default penalties	(59,119)	(28,208)	(251,789)	(39,063)
Interest expense – accretion of debt discount	(77,401)	(164,685)	(336,269)	(248,863)
Excess interest on issuance of convertible debt	(7,614)	(55,093)	(78,675)	(356,402)
Loss on conversion of convertible debt	-	-	(154,694)	-
Change in fair value of bifurcated
derivatives and warrant liabilities	451,586	(2,968)	461,792	179,808
Total other income (expense), net	358,471	(244,880)	(259,908)	(458,446)

Net income (loss) available to common shareholders	$316,220	$(733,435)	$(674,155)	$(1,506,480)

Basic net income (loss) per share	$0.05	$(0.13)	$(0.10)	$(0.28)
Diluted net income (loss) per share	$0.00	$(0.13)	$(0.10)	$(0.28)

Weighted average shares outstanding,
Basic	6,942,254	5,651,549	6,834,020	5,442,147
Diluted	18,929,825	5,651,549	6,834,020	5,442,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

Avalanche International, Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended August 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(674,155)	$(1,506,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income-amortization of original issue discount	(73,086)	-
Interest expense on warrant issuance	26,250	-
Interest expense-debt discount	336,269	248,863
Loss on issuance of convertible debt	78,675	356,402
Loss on conversion of convertible debt	154,694	-
Change in fair value of bifurcated embedded conversion options and
derivative warrant liabilities	(461,792)	(179,808)
Stock-based compensation	20,000	680,487
Changes in operating assets and liabilities:
Accounts receivable	-	(17,190)
Accounts receivable-related party	(5,438)	-
Other current assets	(15,656)	-
Inventories	-	23,220
Other assets	-	8,860
Accounts payable and accrued expenses	54,233	35,284
Accounts payable and accrued expenses, related parties	29,584	(88,572)
Accrued interest on convertible and promissory notes payable	193,333	28,401
Net cash used in operating activities	(337,089)	(410,533)

Cash Flows from Investing Activities:
Payments made for note receivable	-	(12,798)
Purchase of notes receivable	(345,000)	(160,197)
Principal payments received on note receivable	48,333	-
Net cash used in investing activities	(296,667)	(172,995)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	5,000	2,000
Proceeds from issuance of preferred stock	-	76,900
Advances from related parties	-	58,366
Payments to related parties	-	(52,584)
Proceeds from issuance of convertible notes	307,000	508,000
Payments of convertible notes payable	(32,192)	-
Proceeds from issuance of notes payable	355,000	21,305
Proceeds from issuance of notes payable, related party	52,745	-
Payments of notes payable	(34,325)	(32,050)
Payments of notes payable, related party	(19,844)	-
Net cash provided by financing activities	633,384	581,937

Net change in cash	(372)	(1,591)

Cash - beginning of the period	405	2,247
Cash - ending of the period	$33	$656

The accompanying notes are an integral part of these condensed consolidated financial statements.

Avalanche International, Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the Nine Months Ended August 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$32,207	$-

Supplemental schedule of non-cash investing and financing activities:
Decrease in accounts payable and accrued expenses-related party	$25,000	$-
in connection with the purchase of a third-party note receivable
Decrease in notes payable in connection with reduction in note receivable	$(85,000)	$-
Common stock issued for conversion of debt and accrued interest	$183,048	$4,518
Decrease in notes payable in connection with common stock issued	$(7,330)	$-
Decrease in accrued interest in connection with common stock issued	$(21,024)	$-
Issuance of preferred stock to shareholder for payment of accrued
expenses, related party	$-	$76,900
Warrants issued in connection with notes payable	$30,987	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred recurring losses and reported losses available to common stockholders for the nine months ended August 31, 2016 and 2015, totaling $674,155 and $1,506,480, respectively, as well as an accumulated deficit as of August 31, 2016 amounting to $3,886,972. As a result of the Company’s continued losses, at August 31, 2016, the Company’s current liabilities significantly exceed current assets, resulting in negative working capital of $2,614,313. Further, the Company does not have adequate cash to cover projected operating costs for twelve months from the issuance date of these financial statements and to repay convertible notes payable and notes payable in the aggregate principal amount of $679,278 that are in default at August 31, 2016. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In order to ensure the continued viability of the Company, either future equity or debt financings must be obtained or profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. To address its liquidity issues, the Company continues to explore opportunities for additional financing and/or restructuring of its existing debt. No assurances can be made that the Company will be successful obtaining additional equity or debt financing and/or in restructuring existing debt, or that the Company will achieve profitable operations and positive cash flow. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Further, subsequent to year end the Company has primarily funded its operations through the issuance of additional debt financings (see Note 12).

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission (the “SEC”) Form 10-Q and Article 8 of SEC Regulation S-X and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The Company has made estimates and judgments affecting the amounts reported in our condensed consolidated financial statements and the accompanying notes. The actual results experienced by the Company may differ materially from our estimates. The consolidated financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2015, filed with the SEC on April 28, 2017.  Results for the three and nine months ended August 31, 2016, are not necessarily indicative of the results to be expected for the full year ending November 30, 2016.

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

During the three and nine months ended August 31, 2016, the Company’s revenues primarily consisted of services provided under the management services agreement with Alzamend. During the three and nine months ended August 31, 2015, the Company’s revenues consisted solely of sales of flavored liquids for electronic vaporizers and eCigarettes and accessories from SRB.

Net Income (Loss) per Common Share

Pursuant to ASC Topic No. 260, Earnings per Share, basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net income (loss) per common share reflects the potential dilution that could occur if diluted instruments were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company.

Since the effects of the conversion of convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying convertible debt as of August 31, 2016 and 2015:

	August 31,
	2016	2015
Convertible notes payable	11,987,571	2,254,942
Conversion of preferred stock	-	528,193
Common stock warrants [1]	75,000	-
Total	12,062,571	2,783,135

(1)	The Company has excluded the 100,000 warrants with an exercise price of $0.01 per share in its anti-dilutive securities but included the warrants in its weighted average shares outstanding.

The following table sets forth the inputs for the computation of basic and diluted net income (loss) per common share for the period indicated:

For the Three Months Ended August 31, 2016
Income:
Net income (loss)	$316,220
Interest expense - convertible notes	37,331
Mark-to-market - convertible notes (gain)/loss	(435,318)
Adjusted net income (loss)	$(81,767)

Common Shares:
Basic - weighted average common shares	6,942,254
Effect of dilutive securities:
Convertible notes	11,987,571
Diluted - weighted average common shares	18,929,825

Basic earnings per share	$0.05
Basic weighted average shares outstanding	6,942,254

Diluted earnings per share	$0.00
Diluted weighted average shares outstanding	18,929,825

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The FASB subsequently issued additional clarifying standards to address issues arising from implementation of the new revenue standard, including a one-year deferral of the effective date for the new revenue standard. Public companies should now apply the guidance in ASU 2014-9 to annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that annual period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-9. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-2 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In March 2016, the FASB issued ASU 2016-9, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The adoption of ASU No. 2016-9 is not expected to have a material effect on our consolidated financial position, results of operations, or cash flows.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	WARRANTS

During the nine months ended August 31, 2016, the Company issued a total of 175,000 warrants at an average exercise price of $0.13 per share.

(i)	On December 2, 2015, the Company issued warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price equal to $0.01 per share of common stock in connection with the issuance of a promissory note to Livingston in the aggregate principal amount of $125,000 (See Note 7d).

(ii)	On January 20, 2016, the Company entered into an agreement with LG Capital Funding, LLC to amend the terms of a convertible promissory note in the principal amount of $50,000. Pursuant to the amendment, the Company issued to LG Capital 75,000 warrants with an exercise price of $0.30 per share (See Note 6f).

The following table summarizes information about common stock warrants outstanding at August 31, 2016:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (Years)	Price	Exercisable	Price
$0.01	100,000	0.25	$0.01	100,000	$0.01
$0.30	75,000	2.39	$0.30	75,000	$0.30
$0.01 - $0.30	175,000	1.17	$0.13	175,000	$0.13

The Company valued the warrants at their date of grant utilizing the Black-Scholes option pricing model. This model is dependent upon several variables such as the warrants’ term, exercise price, current stock price, risk-free interest rate and estimated volatility of our stock over the contractual term of the warrants. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the contractual life of the warrants.

The following weighted average assumptions were used for grants during the nine months ended August 31, 2016:

August 31, 2016
Weighted average risk-free interest rate	0.52%
Weighted average life (in years)	2.0
Volatility	167.9% — 184.9%
Expected dividend yield	0%
Weighted average grant-date fair value per share of warrants granted	$ 0.41

5.	NOTES RECEIVABLE

August 31, 2016

Notes receivable - Philo Group	$325,000
Total notes receivable	325,000
Less: original issue discount	(15,247)
Total notes receivable, net	$309,753

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On April 13, 2016, the Company entered into an agreement to finance a new restaurant owned by Philo Group, LLC (“Philo”). Between April 13, 2016 and August 31, 2016, the Company provided $250,000 in financing to Philo under the terms of a Senior Secured Property Note dated April 4, 2016, as amended (the “Philo Note”). The Philo Note bears interest at a rate of sixteen percent (16%) per annum, requires monthly interest payments, and was due within six (6) months from the date of issue. Due to delays in the opening of the restaurant, the Philo Note has not yet been repaid and is in default. The Company has not made a formal demand upon Philo for payment but has reserved its rights as provided for in the Philo Note. The Company is currently in discussions with Philo regarding payment of the Philo Note and actively monitoring the restaurant operations. The Philo Note features an original issue discount of $75,000 and allows for legal fees up to $5,000. The Philo Note is personally guaranteed by the principal of Philo and secured by all assets of Philo. In addition, the principal of Philo has agreed to further secure the loan by pledging several pieces of real property located in California.

The original issue discount of $75,000 on the Philo Note is being amortized as interest income through the maturity date using the interest rate method. During the three and nine months ended August 31, 2016, the Company recorded $37,912 and $59,753, respectively, of interest income from the discount accretion and $13,107 and $21,315, respectively, of interest income based upon the 16% contractual rate.

JS Technologies, Inc.

On August 4, 2015, the Company entered into a Secured Promissory Note (the “JST Note”) with JS Technologies, Inc. (“JST”). Under the JST Note, the Company entered into an agreement to lend up to $400,000 to JST in order to provide short-term financing pending the Company’s proposed acquisition of JST. The JST Note accrues interest at a rate of ten percent (10%) per annum and was due on August 5, 2016. The JST Note is secured by substantially all of the assets of JST. Between December 3, 2015 and February 26, 2016, the Company loaned JST $120,000 pursuant to the term of the JST Note, which included an original issue discount of $13,333 to the overall JST Note. Of the $120,000 loaned to JST, a payment of $95,000 was made by the Company and a payment of $25,000 was made by MCKEA Holdings, LLC (“MCKEA”) directly to JST on the Company’s behalf. The note receivable fully repaid on June 15, 2016 by payments of $48,333 by JST and JST’s payment of $85,000 directly to a third-party noteholder. The $85,000 payments made by JST reduced the Company’s outstanding note payable.

The original issue discount of $13,333 on the JST Note was amortized as interest income using the effective interest rate method. During the three and nine months ended August 31, 2016, the Company recorded nil and $13,333, respectively, of interest income from the discount accretion and nil and $5,326, respectively, of interest income based upon the 10% contractual rate.

6.	CONVERTIBLE NOTES PAYABLE

	August 31, 2016	November 30, 2015
Adar Bays, LLC Note (a):
Principal	$115,000	$115,000
Fair value of bifurcated put option	190,589	207,659
Debt discount	-	(40,411)
Carrying amount	305,589	282,248

Union Capital, LLC Note (a):
Principal	115,000	115,000
Fair value of bifurcated put option	190,589	207,536
Debt discount	-	(40,096)
Carrying amount	305,589	282,440

Typenex Co-Investement, LLC Note (b):
Principal	87,500	87,500
Fair value of bifurcated put option	315,692	380,858
Debt discount	-	(28,130)
Carrying amount	403,192	440,228

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	August 31, 2016	November 30, 2015
Gary Gelbfish Note (c):
Principal	87,808	100,000
Fair value of bifurcated put option	136,921	118,391
Debt discount	-	-
Carrying amount	224,729	218,391

JMJ Financial Note (d):
Principal	60,500	60,500
Fair value of bifurcated put option	80,293	155,017
Debt discount	(22,915)	(44,576)
Carrying amount	117,878	170,941

Black Mountain Equities, Inc. Note (e):
Principal	42,670	55,000
Fair value of bifurcated put option	37,471	81,951
Debt discount	-	(28,028)
Carrying amount	80,141	108,923

LG Capital Funding, LLC Note (f):
Principal	42,500	50,000
Fair value of bifurcated put option	71,102	94,905
Debt discount	-	-
Carrying amount	113,602	144,905

GCEF Opportunity Fund, LLC Note (g):
Principal	27,500	27,500
Fair value of bifurcated put option	30,346	50,532
Debt discount	-	(15,973)
Carrying amount	57,846	62,059

Lord Abstract, LLC Note (h):
Principal	1,300	8,800
Fair value of bifurcated put option	2,438	16,163
Debt discount	-	(5,111)
Carrying amount	3,738	19,852

JLA Realty Notes (i):
Principal	325,600	-
Fair value of bifurcated conversion option	143,874	-
Debt discount	(243,235)	-
Carrying amount	226,239	-

Other convertible notes payable (j):
Principal	11,000	-
Fair value of bifurcated put option	17,218	-
Debt discount	(8,307)	-
Carrying amount	19,911	-
Total carrying amount of convertible notes	1,858,454	1,729,987
Less current portion of carrying amount of convertible notes	1,612,304	-
Non-current portion of carrying amount of convertible notes	$246,150	$-

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	August 31, 2016	November 30, 2015
Total convertible notes payable:
Principal	$916,378	$619,300
Fair value of bifurcated put option	1,216,533	1,313,012
Debt discount	(274,457)	(202,325)
Carrying amount	$1,858,454	$1,729,987

Accounting for Redemption Feature - Put Option

Management determined that the variable share settlement feature as a “conversion feature” as defined above represents, in substance, a put option (redemption feature) because the value of the variable share settlement feature does not depend on the issuer’s stock price and does not vary with the value of the shares. Management determined that this put option should be bifurcated from the notes and accounted for as a separate derivative liability primarily because the number of shares issuable upon net share settlement is indeterminate. The Company does not have a sufficient quantity of authorized but unissued shares and, therefore, the put option does not meet conditions necessary for it to be classified in stockholders’ equity.

The put option, with a fair value of approximately $1.2 million at inception, was recorded as a derivative liability on the accompanying condensed consolidated balance sheet with a corresponding discount to the note. The Company accreted the discount to interest expense in the accompanying condensed consolidated statements of operations over the term of the note using the effective interest method. During the three months ended August 31, 2016 and 2015, the Company recognized aggregate interest expense of $77,401 and $164,685, respectively, resulting from accreting the discount for the above convertible promissory notes. During the nine months ended August 31, 2016 and 2015, the Company recognized interest expense of $336,269 and $248,863, respectively, resulting from accreting the discount for the above convertible promissory notes. The issuance date fair value in excess of the principal amount of the notes is reflected as excess interest on issuance of convertible debt. During the three and nine months ended August 31, 2016, excess interest on issuance amounted to $7,614 and $78,675, respectively. In January 2016, the Company issued 457,619 shares of common stock in payment of principal and accrued interest on three of its convertible notes. The shares were valued based on the closing price of the Company’s common stock on the date of issuance, $183,048, resulting in a loss on extinguishment of $154,694. The accrued interest associated with the convertible notes was $147,899 as of August 31, 2016. All long-term notes are due in fiscal year 2019.

(a)	The Adar Bays, LLC and Union Capital, LLC convertible notes payable were due and payable 12 months after issuance date of May 11, 2015 with interest at 8% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the notes were convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to a forty percent (40%) discount to the lowest trading price for the twenty (20) consecutive trading days immediately preceding the notice of conversion. If these notes were not paid at maturity, the outstanding principal due under these notes shall increase by 10%. In January 2016, the notes were amended to decrease the conversion price per share to a forty-five percent (45%) discount to the lowest trading price for the twenty-five (25) consecutive trading days immediately preceding the notice of conversion, and the pre-payment penalty was increased to 150%. The notes were not repaid on the maturity date of May 12, 2016 and as such were in default as of August 31, 2016. The Company recorded a default penalty charge of $11,500 for each note, representing 10% of the outstanding principal balance of these notes, as a component of interest expense in the accompanying condensed consolidated statements of operations. As of August 31, 2016, there were 1,900,826 shares issuable upon conversion for each note.

On January 23, 2018, the Company, Adar Bays, LLC and Union Capital, LLC entered into Note Settlement and Termination Agreements. Pursuant to the terms of the settlement agreements, the Company agreed to satisfy each of the outstanding notes for $200,000 in cash and 100,000 shares of common stock. The payments were made on January 26, 2018. The closing price of the Company's common stock on January 23, 2018 was $1.40 per share resulting in an aggregate settlement amount of $340,000 for each note.

(b)	The Typenex Co-Investment, LLC convertible note payable was due and payable 13 months after its issuance date of May 29, 2015 with interest at 10% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note are convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to $1.30. However, in the event the Company’s market capitalization falls below $3.0 million at any time, the conversion price per share shall be equal to the lower of $1.30 or the market price at the date of conversion. The note was not repaid on the maturity date of June 29, 2016 and as such was in default as of August 31, 2016. The Company recorded a default penalty of $18,200 in the accompanying condensed consolidated statements of operations. As of August 31, 2016, there were 2,272,727 shares issuable upon conversion of this note.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On or about April 19, 2016, the Company received from counsel for Typenex, a written demand to accelerate payment of the entire outstanding balance of the Typenex note. On June 7, 2016, Typenex filed suit in the State of Utah, the Third Judicial District Court, County of Salt Lake, for repayment of all principal, default effects, late fee and accrued interest. According to the complaint, Typenex asserted an aggregate amount due, as of June 6, 2016, of $149,054. On April 4, 2017, the Company and Typenex agreed to settle the lawsuit for payment of $90,000, which was made in April 2017. On May 9, 2017, an order of dismissal with prejudice was entered by the Third Judicial District Court.

(c)	The Gary Gelbfish convertible note payable was due and payable six months after its issuance date of March 27, 2015 with interest at 10% per annum. If this note was not paid at maturity, at the election of the holder, outstanding principal and accrued but unpaid interest under the note was convertible into shares of the Company’s common stock at a conversion price per share equal to lesser of: (i) fifty percent (50%) discount to the average closing price for the twenty (20) consecutive trading days immediately preceding the maturity date or (ii) $0.50 per share. The note was not repaid on the maturity date of September 23, 2015 and as such was in default as of August 31, 2016 and remains in default as of the date of this report. As of August 31, 2016, there were 1,000,663 shares issuable upon conversion of this note.

(d)	The JMJ Financial convertible note payable is due and payable 24 months after its issuance date of April 29, 2015 with interest at 12% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the notes are convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to a forty percent (40%) discount to the lowest trading price for the twenty-five (25) consecutive trading days immediately preceding the notice of conversion. As of August 31, 2016, there were 1,008,333 shares issuable upon conversion of this note. Between May 2018 and July 2018, the Company made principal payments of $35,000 on this note and the remaining principal balance of $25,500 is in default as of the date of this report.

(e)	The Black Mountain Equities, Inc. convertible note payable is due and payable 12 months after its issuance date of June 4, 2015 with interest at 10% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note is convertible into shares of the Company’s common stock at any time prior to maturity at a conversion price per share equal to the lesser of: (i) forty percent (40%) discount to the lowest trading price for the twenty-five (25) consecutive trading days immediately preceding the notice of conversion or (ii) $1.06 per share. As of August 31, 2016, there were 494,381 shares issuable upon conversion of this note. The Note was not repaid on the maturity date of June 4, 2016 and remains in default as of the date of this report.

(f)	The LG Capital Funding, LLC convertible note payable was due and payable 13 months after its issuance date of November 3, 2014 with interest at 8% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note were convertible into shares of the Company’s common stock, at any time after 180 days from the date of issuance, at a conversion price per share equal to a forty percent (40%) discount to the lowest trading price for the twenty (20) consecutive trading days immediately preceding the notice of conversion. In January, 2016, the note was amended to grant LG Capital 75,000 warrants with an exercise price of $0.30 per share, and to permit the Company to re-pay the LG Capital Note with a pre-payment penalty of 120%. The fair value of the warrants amounted to $26,250, which was expensed at the time of issuance due to the short-term nature of the note. The note was not repaid on the maturity date and as such is in default as of August 31, 2016 and as of the date of this report. Upon default, the note accrues interest at 24% per annum. As of August 31, 2016, there were 643,939 shares issuable upon conversion of this note.

(g)	The GCEF Opportunity Fund, LLC convertible note payable is due and payable 12 months after its issuance date of June 30, 2015 with interest at 10% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note are convertible into shares of the Company’s common stock, at any time after 30 days from the date of issuance, at a conversion price per share equal to the lower of: (i) a forty percent (40%) discount to the lowest closing price for the twenty (20) consecutive trading days immediately preceding the notice of conversion or (ii) $1.00. If this note is not paid at maturity, then the interest rate shall increase to 24% thereafter. As of August 31, 2016, there were 416,667 shares issuable upon conversion of this note. On March 9, 2017, the Company issued an aggregate of 216,946 shares of its common stock as full repayment of the principal and accrued interest on the note.

(h)	The Lord Abstract, LLC convertible note payable is due and payable 12 months after its issuance date of June 30, 2015 with interest at 10% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note are convertible into shares of the Company’s common stock, at any time after 30 days from the date of issuance, at a conversion price per share equal to a forty percent (40%) discount to the lowest closing price for the twenty (20) consecutive trading days immediately preceding the notice of conversion. If this note is not paid at maturity, then the interest rate shall increase to 24% thereafter. As of August 31, 2016, there were 19,697 shares issuable upon conversion of this note. Between June 2016 and August 2016, the Company made payments of $7,500 on this note and the remaining principal balance of $1,300 remains in default as of the date of this report.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(i)	The JLA Realty convertible note payable is due and payable 36 months after proceeds have been received by the Company, which occurred between April 25, 2016 and August 8, 2016 with interest at 12% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note is convertible into shares of the Company’s common stock at any time prior to maturity at a fixed price per share equal to $0.15. In connection with the issuance of the JLA Realty note described above, the Company recognized a debt discount of $89,087 and an excess interest of $7,614 during the three months ended August 31, 2016, which represents the excess of the fair value of the bifurcated conversion option of approximately $58,000 over the principal amount of convertible debt issued. The fair value of the conversion feature is separately measured at fair value, with changes in fair value recognized in operations. During the three and nine months ended August 31, 2016, the Company recognized interest expense of $20,599 and $24,750, respectively, resulting from amortization of the debt discount for the JLA Realty note. As of August 31, 2016, the conversion option has a fair value of $247,527 and is presented on a combined basis with the related loan host in the Company’s Condensed Consolidated Balance Sheet at August 31, 2016. As of August 31, 2016, there were 2,170,667 shares issuable upon conversion of this note.

(j)	The other convertible notes payable are due and payable 36 months after issuance with interest at 10% per annum. At the election of the holder, outstanding principal and accrued but unpaid interest under the note are convertible into shares of the Company’s common stock, at any time after six months from the date of issuance, at a conversion price per share equal the lesser of: (i) fifty percent (50%) discount to the volume weighted average price over the twenty (20) consecutive trading days immediately preceding the notice of conversion. As of August 31, 2016, there were 158,845 shares issuable upon conversion of these notes.

7.	NOTES PAYABLE

Notes payable at August 31, 2016, and November 30, 2015, are comprised of the following:

	August 31, 2016	November 30, 2015

Notes payable to Studio Capital, LLC (a)	$117,500	$125,000
Notes payable to Argent Offset, LLC (b)	-	16,825
Notes payable to Strategic IR, Inc. (c)	12,500	12,500
Notes payable to Lori Livingston (d)	30,000	-
Notes payable to JLA Realty (e)	330,000	-
Total notes payable	490,000	154,325
Less: debt discount	(22,645)	(19,294)
Total notes payable	$467,355	$135,031

During the three and nine months ended August 31, 2016, the Company recognized interest expense of $45,723 and $127,635, respectively, resulting from amortization of the debt discount for the above notes payable. The Company did not recognize any interest expense from amortization of the debt discount during the three and nine months ended August 31, 2015. The debt discount is being amortized as non-cash interest expense over the term of the debt using the effective interest method. The accrued interest associated with the above notes payable was $95,323 as of August 31, 2016, which is recorded in accrued interest on convertible and promissory notes payable on the accompanying condensed consolidated balance sheet.

(a)	On October 8, 2015, the Company entered into a promissory note agreement with Studio Capital, LLC, (“Studio Capital”) for an aggregate principal amount of $125,000 (the “Studio Capital Note”). The Studio Capital Note carries an original issue discount of $25,000, provided for a loan fee of 5,000 shares of the Company’s common stock and had a maturity date of April 8, 2016. The Studio Capital Note was not repaid on the maturity date and as such is in default as of August 31, 2016 and remains in default as of the date these financial statements are issued. The Company recorded in interest expense, including penalties, on the condensed statements of operations a one-time default penalty of $25,000 representing 20% of the outstanding principal balance of the Studio Capital Note.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(b)	On November 26, 2014, the Company entered into a promissory note agreement with Argent Offset, LLC (“Argent”) for an aggregate principal amount of $13,000 (the “Argent Note”). The Argent Note included a $500 loan fee, accrues interest at 10%, compounded monthly, and had a maturity date of December 5, 2014. On February 1, 2015, the Company entered into a Temporary Forbearance Agreement with Argent. Under the forbearance agreement, the Company agreed to pay a forbearance fee of $7,000 to extend the maturity date to August 1, 2015. Argent also advanced the Company an additional $19,825 pursuant to the terms of the Argent Note. During the nine months ended August 31, 2016, the Company paid $16,825 on the Argent Note. As of August 31, 2016, all remaining amounts due were repaid on the Argent Note.

(c)	On March 17, 2015, the Company entered into a promissory note agreement with Strategic, IR, Inc. (“Strategic”) for an aggregate principal amount of $12,500 (the “Strategic Note”). The Strategic Note included a $1,750 loan fee, accrued interest at 10% and had a maturity date of April 16, 2015. The Strategic Note is currently is in default as of August 31, 2016 and remains in default as of the date these financial statements are issued and is accruing interest at the default rate of 21% per annum.

(d)	On December 2, 2015, the Company entered into a promissory note agreement (the “Livingston Note”) with a third party for an aggregate principal amount of $125,000. The Livingston Note carries an original issue discount of $25,000. As additional consideration to the investor, the Company agreed to issue a warrant to purchase up to 100,000 shares of the Company’s common stock at a price of $0.01 per share. The Company recorded debt discount in the amount of $30,987 based on the fair value of the warrants. The Livingston Note is currently in default and accruing interest at the default rate of 29%. In January 2016, the Company recorded in interest expense a one-time default penalty of $25,000 representing 20% of the outstanding principal balance of the Livingston Note.

(e)	On April 7, 2016 and September 14, 2016, RCG entered into promissory note agreements with JLA Realty (the “JLA Notes”) for an aggregate amount of $480,000. The JLA Notes accrue interest at 16% per annum and have maturity dates of October 4, 2016 and March 14, 2017 and carry an original issue discount of $125,000. Between November 2016 and December 2016, the Company made payments of $150,000 on the JLA Notes and the remaining principal balance of $330,000 remains in default as of the date of these financial statements are issued.

8.	NOTE PAYABLE, RELATED PARTY

Note payable, related party, at August 31, 2016 and November 30, 2015, are comprised of the following:

	August 31, 2016	November 30, 2015

Note payable to MCKEA Holdings, LLC	$38,175	$-
Less: debt discount	(197)	-
Total note payable, related party	$37,978	$-

On March 4, 2016, RCG entered into a promissory note (the “MCKEA Note”) with MCKEA Holdings, LLC. The MCKEA Note provides for proceeds up to $100,000 and bears interest a rate of fifteen percent (15%) per year. All principal and interest accrued under the MCKEA Note was due on or before August 4, 2016. The MCKEA Note features an original issue discount of 10% of the total cash advanced to RCG. Between March 4, 2016 and August 31, 2016, $58,216 was advanced to RCG, inclusive of $5,275 of original issue discount of which $19,844 has been repaid resulting in an outstanding principal balance of $38,372 at August 31, 2016. During the three and nine months ended August 31, 2016, the Company recognized interest expense of $2,715 and $5,078, respectively, resulting from amortization of the debt discount for the above note payable, related party.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	FAIR VALUE MEASUREMENTS

The following tables classify the Company’s embedded conversion options, put options, and derivative warrant liabilities measured at fair value on a recurring basis into the fair value hierarchy as of August 31, 2016 and November 30, 2015:

	Fair value measured at August 31, 2016

	Fair value at August 31 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Bifurcated conversion options, put options, and derivative warrant liabilities	$1,233,219	$-	$-	$1,233,219

	Fair value measured at November 30, 2015

	Fair value at November 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Bifurcated conversion options and derivative warrant liabilities	$1,313,012	$-	$-	$1,313,012

There were no transfers between Level 1, 2 or 3 during the nine months ended August 31, 2016 and during the year ended November 30, 2015.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended August 31, 2016. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	December 1, 2015	Derivative Liabilities from Convertible Notes Payable and Notes Payable	Fair value at Inception	Change in estimated fair value recognized in results of operations	August 31, 2016
Embedded conversion options, put options, and derivative warrant liabilities	$1,313,012	$324,762	$57,237	$(461,792)	$1,233,219

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management. The Company’s put options are valued using a using a Monte Carlo model or, in certain circumstances, the Black-Scholes option pricing model. As of August 31, 2016, the inputs used in the analysis included discount rates per the conversion terms of the convertible promissory notes.

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s embedded conversion options that are categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2016 and for the year ended November 30, 2015 is as follows:

	Date of valuation
	August 31, 2016	November 30, 2015
Stock price	$0.14	$0.45
Conversion price	$.15	$0.10 – $0.22
Volatility	78.17%	161% – 239%
Risk free interest rate	0.92%	0.11% – 0.86%
Years to maturity	2.65 – 2.94	0.45 – 1.74

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the nine months ended August 31, 2016:

August 31, 2016
Stock price	$0.14
Conversion price	$0.001 – $0.30
Volatility	69.86% – 78.17%
Risk free interest rate	0.33% – 0.92%
Years to maturity	0.25 – 2.42

10.	RELATED PARTY TRANSACTIONS

During the three and nine months ended August 31, 2015, the Company sold nil and $34,017 in products to Vape Nation. These sales represented 88% of total revenue for the nine month period resulting in accounts receivable, related party of $17,222, which was paid in December 2016. Vape Nation, is 50% owned by MCKEA. MCKEA is the majority member of Philou Ventures, LLC (“Philou”), which is the Company’s controlling shareholder. Kristine L. Ault, the wife of Milton C. Ault III, Chairman of the Company’s Board of Directors, is the manager and owner of MCKEA.

At February 29, 2016, the Company owed MCKEA $53,790, which was included in accounts payable and accrued expenses, related party. Of this amount, $25,000 was advanced directly by MCKEA to JST pursuant to the terms of the JST Note (see Note 5). The Company paid the amount owed MCKEA during the three months ended May 31, 2016.

On May 1, 2016, the Company entered into a management services agreement (the “MSA”) with Alzamend Neuro, Inc. (“Alzamend”), a related party. Alzamend was formed on February 26, 2016 under the laws of the State of Delaware to acquire and commercialize patented intellectual property and the know-how to prevent, treat and cure Alzheimer’s. Avalanche provides management, consulting and financial services to Alzamend. Such services include advice and assistance concerning any and all aspects of operations, planning and financing of Alzamend and conducting relations with accountants, attorneys, financial advisors and other professionals. The term of the MSA, as amended, is for the period May 1, 2016 to December 31, 2017, and may be extended by written agreement, with Avalanche having initially received $40,000 per month and, beginning February 2017, currently receiving $20,000 per month for the remainder of 2017. During the three and nine months ended August 31, 2016, the Company recorded $160,000 in revenue related to the management service agreement with Alzamend.

11.	EQUITY TRANSACTIONS

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock with a par value of $0.001 per share. On July 31, 2014, the Board of Directors designated 50,000 shares of its Preferred Stock as “Class A Convertible Preferred Stock” (the “Class A Preferred Stock”). Each share of Class A Preferred Stock has a stated value of $5.00 per share. The holders of Class A Preferred Stock have no voting rights. The holders are entitled to receive cumulative dividends at a rate of 10% of the stated value per annum, payable twice a year, subject to the availability of funds and approval by the Board of Directors. In the discretion of the Board of Directors, dividends may be paid with common stock. In the event of a liquidation or dissolution of the Company each holder of Class A Preferred Stock shall be entitled to be paid in cash $5.00 per share.

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

On January 26, 2016, the Company issued 50,000 fully vested and non-forfeitable shares of common stock to a third-party service provider of consulting services. The aggregate fair value of the shares amounted to $20,000 based on the closing price of the Company’s common stock on the issuance date. The related services were completed during the nine months ended August 31, 2016.

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

Common Stock Warrants

On December 2, 2015, in connection with issuing the Livingston Note (see Note 7d), the Company issued 100,000 common stock warrants which were valued at $30,987.

In January 2016, in connection with an amendment to the LG Capital Funding, LLC Note (see Note 6f), the Company issued 75,000 common stock warrants, which were valued at $26,250.

Stock based compensation

During the three and nine months ended August 31, 2016, the Company issued nil and 50,000 shares, respectively, of common stock to service providers. During the three and nine months ended August 31, 2015, the Company issued 127,500 and 440,000 shares, respectively, of common stock to service providers. The shares of common stock are being expensed over the term of the services being provided. As a result of these issuances, the Company has recorded stock-based compensation during the three and nine months ended August 31, 2016 of nil and $20,000, respectively. The Company recorded stock-based compensation during the three and nine months ended August 31, 2015 of $428,654 and $680,487, respectively. The fair value of the shares was determined based on the closing price of the Company’s common stock on the issuance date and is being recognized over the term of the respective consulting agreement.

12.	SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2016 through March 21, 2019, the date these financial statements were issued and has determined that there are no material subsequent events to disclose in these financial statements except for the following.

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

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On March 9, 2017, the Company issued an aggregate of 216,946 shares of its common stock as repayment of the principal and accrued interest on the convertible note due to GCEF Opportunity Fund, LLC (See Note 6g). The shares had an aggregate fair value of $32,542, an average of $0.15 per share.

On January 23, 2018, the Company, Adar Bays, LLC and Union Capital, LLC entered into Note Settlement and Termination Agreements. Pursuant to the terms of the settlement agreements, the Company agreed to satisfy each of the outstanding notes for $200,000 and 100,000 shares of common stock. The payments were made on January 26, 2018 (See Note 6a).

On May 11, 2018, the Company issued an aggregate of 20,000 shares of its common stock as repayment of $4,550 in principal on the convertible note due to JMJ Financial (See Note 6d). The shares had an aggregate fair value of $4,550, an average of $0.23 per share.

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

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

MTIX, Ltd. And DPW Agreement

On March 14, 2017, DPW entered into an agreement with MTIX to manufacture and deliver products, which refers to MTIX’s patented, technical textile treatment systems that utilize MTIX’s proprietary laser/plasma hybrid processing technology in exchange for $50.0 million plus a $750,000 annual management fee. MTIX may cancel any order at any time at its’ own discretion. Upon cancellation, MTIX is liable for all verified material and labor expenses incurred up to the date of cancellation plus any cancellation charges owed by DPW to subcontractors.

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

Avalanche International, Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Words such as “anticipates,” “expects,” “intends,” “goals,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “will,” “would,” “should,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, uncertain events or assumptions, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on management's expectations as of the date of this filing and involve many risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include those described throughout this report and our Annual Report on Form 10-K for the fiscal year ended November 30, 2015, particularly the “Risk Factors” sections of such reports. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of March 21, 2019. In addition, the forward-looking statements in this Form 10-Q are made as of the date of this filing, and we do not undertake, and expressly disclaims any duty, to update such statements, whether as a result of new information, new developments or otherwise, except to the extent that disclosure may be required by law.

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

Smith and Ramsay Brands, LLC

The Company established SRB as a manufacturer and distributor of flavored liquids for electronic vaporizers and eCigarettes and accessories (the “Vape Business”). SRB had intended to aggressively expand the Vape Business with additional flavors in its signature brand and by expanding through additional new brands and the acquisition and distribution of signature and non-signature accessories. In mid-Fall of 2014, SRB began a targeted rollout of its Vape Business and during June 2015 we made the decision to no longer pursue opportunities in the Vape Business due to market conditions that led to declining sales and margins and so that we could focus on our restaurant business, which we expect will generate greater returns.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2016 COMPARED TO THREE MONTHS ENDED AUGUST 31, 2015

The following table summarizes the results of our operations for the three months ended August 31, 2016 and 2015.

	For the Three Months Ended August 31,
	2016	2015

Revenue - related party	$160,000	$-
Revenue	5,438	169
Total Revenue	165,438	169
Cost of revenue	-	(258)
Gross profit	165,438	(89)
Total general and administrative expenses	207,689	488,466
Loss from operations	(42,251)	(488,555)
Other income (expense)
Interest income	51,019	6,074
Interest expense, including default penalties	(59,119)	(28,208)
Interest expense – accretion of debt discount	(77,401)	(164,685)
Excess interest on issuance of convertible debt	(7,614)	(55,093)
Change in fair value of bifurcated derivatives and warrant liabilities	451,586	(2,968)
Total other income (expense), net	358,471	(244,880)

Net income (loss)	$316,220	$(733,435)

Operating expenses

	For the Three Months Ended August 31,
	2016	2015	$ Change

Stock-based compensation	$-	$331,292	$(331,292)
Professional fees	13,530	28,974	(15,444)
Salaries and employee benefits	157,675	28,858	128,817
General and administrative	36,484	99,342	(62,858)
Total operating expenses	$207,689	$488,466	$(280,777)

Revenue - related party

On May 1, 2016, we entered into a management services agreement (the “MSA”) with Alzamend Neuro, Inc. (“Alzamend”), a related party. Alzamend was formed on February 26, 2016 under the laws of the State of Delaware to acquire and commercialize patented intellectual property and the know-how to prevent, treat and cure Alzheimer’s. Avalanche provides management, consulting and financial services to Alzamend. Such services include advice and assistance concerning any and all aspects of operations, planning and financing of Alzamend and conducting relations with accountants, attorneys, financial advisors and other professionals. The term of the MSA, as amended, is for the period May 1, 2016 to December 31, 2017, and may be extended by written agreement, with Avalanche having initially received $40,000 per month and, beginning February 2017, currently receiving $20,000 per month for the remainder of 2017. During the three months ended August 31, 2016, the Company recorded $160,000 in revenue related to the management service agreement with Alzamend.

Stock-based compensation

Stock-based compensation expense for the three months ended August 31, 2016 was nil compared to $331,292 for the three months ended August 31, 2015. During January 2015, the Company entered into two consulting agreements for services related to general corporate matters. The terms of these consulting agreements were from six to eleven months and provided for the issuance of 212,500 shares of common stock as payment for the services. The shares were valued at $340,250 and were expensed over the terms of the consulting agreements. The January 2015 issuances resulted in stock-based compensation of $331,292 during the three months ended August 31, 2015.

Professional fees

During the three months ended August 31, 2016, the Company incurred professional fees of $13,530, a decrease of $15,444 as compared to the three months ended August 31, 2015. The decrease is attributed to an increase of $4,110 in consulting and audit fees caused by an overall increase in operating activities during the three months ended August 31, 2016. This increase was offset by a decrease of $19,553 in legal fees due to an overall decrease in the number of financing transactions conducted and the level of complexity of the transactions entered into during fiscal year 2015.

Salaries and employee benefits

During the three months ended August 31, 2016, the amount of the Company’s salaries and employee benefits were $157,675, an increase of $128,817 as compared to the $28,858 for the three months ended August 31, 2015. The increase in salaries and employee benefits is primarily attributed to Board Fees of $60,000 paid to the Company’s Chairman, and to a lesser extent the expansion of the management team. In November 2015, the Company approved the payment of monthly fees to its Chairman, Milton C. Ault III, in the amount of $20,000.

General and administrative

During the three months ended August 31, 2016, the Company’s general and administrative expenses were $36,484, a decrease of $62,858 as compared to the $99,342 for the three months ended August 31, 2015. The decrease in general and administrative expenses is primarily due to a decrease of $23,524 related to the winding down of SRB and a decrease of 6,300 in marketing related activities. In December 2014, the Company initiated multiple projects to increase awareness of the Company and during the three months ended August 31, 2015, the Company incurred $6,300 in fees for public and investor relations services. During the three months ended August 31, 2016, due to the emphasis on ongoing projects such as the pending acquisition of MTIX, the Company did not make an investment in these types of activities. These decreases were offset by an increase of $16,286 related to the start-up expenses of RCG.

Other Income and Expense

Other income and expense includes interest expense, amortization of discounts on notes payable, changes in the fair value of the Company’s derivative liabilities and losses recognized on issuances of the Company’s derivative liabilities.

Interest income

During the three months ended August 31, 2016 and 2015, interest income totaled $51,019 and $6,074, respectively. The increase in interest income is due to the secured promissory notes the Company entered into with JS Technologies, Inc. (“JST”) and Philo Group, LLC (“Philo”). The Company recorded interest of $37,912 from the amortization of original issue discounts and contractual interest of $13,107 based on the contractual interest rates on these two secured promissory notes.

Interest expense

During the three months ended August 31, 2016, interest expense totaled $136,520, a decrease of $56,373, as compared to interest expense of $192,893 in the three months ended August 31, 2015. The decrease in interest expense was primarily due to a decrease in amortization of debt discounts on convertible notes and notes payable. During the three months ended August 31, 2016 and 2015, the Company recorded amortization of debt discounts of $77,401 and $164,685, respectively.

Change in fair value of derivative liabilities

Changes in the fair value of the Company's derivative liabilities are attributed to the debt conversion options featured in the Company's convertible promissory notes issued during the three months ended August 31, 2016 and 2015 and warrants which are accounted for as derivative liabilities totaled a gain of $451,586 and a loss of $2,968, respectively. The Company is required to mark-to-market the fair value of its conversion options and warrant liabilities.

NINE MONTHS ENDED AUGUST 31, 2016 COMPARED TO NINE MONTHS ENDED AUGUST 31, 2015

The following table summarizes the results of our operations for the nine months ended August 31, 2016 and 2015.

	For the Nine Months Ended August 31,
	2016	2015

Revenue - related party	$160,000	$34,017
Revenue	5,438	4,814
Total Revenue	165,438	38,831
Cost of revenue	-	(29,550)
Gross profit	165,438	9,281
Total operating expenses	579,685	1,057,315
Loss from operations	(414,247)	(1,048,034)
Other income (expense)
Interest income	99,727	6,074
Interest expense, including default penalties	(251,789)	(39,063)
Interest expense – accretion of debt discount	(336,269)	(248,863)
Excess interest on issuance of convertible debt	(78,675)	(356,402)
Loss on conversion of convertible debt	(154,694)	-
Change in fair value of bifurcated derivatives and warrant liabilities	461,792	179,808
Total other expense, net	(259,908)	(458,446)

Net loss	$(674,155)	$(1,506,480)

Operating expenses

	For the Nine Months Ended August 31,
	2016	2015	$ Change

Stock-based compensation	$20,000	$680,487	$(660,487)
Professional fees	94,221	85,467	8,754
Salaries and employee benefits	352,627	31,769	320,858
General and administrative	112,837	259,592	(146,755)
Total operating expenses	$579,685	$1,057,315	$(477,630)

Revenue - related party

On May 1, 2016, we entered into a management services agreement (the “MSA”) with Alzamend Neuro, Inc. (“Alzamend”), a related party. Alzamend was formed on February 26, 2016 under the laws of the State of Delaware to acquire and commercialize patented intellectual property and the know-how to prevent, treat and cure Alzheimer’s. Avalanche provides management, consulting and financial services to Alzamend. Such services include advice and assistance concerning any and all aspects of operations, planning and financing of Alzamend and conducting relations with accountants, attorneys, financial advisors and other professionals. The term of the MSA, as amended, is for the period May 1, 2016 to December 31, 2017, and may be extended by written agreement, with Avalanche having initially received $40,000 per month and, beginning February 2017, currently receiving $20,000 per month for the remainder of 2017. During the nine months ended August 31, 2016, the Company recorded $160,000 in revenue related to the management service agreement with Alzamend.

Stock-based compensation

Stock based compensation expense for the nine months ended August 31, 2016 was $20,000 as compared to $680,487 for the nine months ended August 31, 2015, a decrease of $660,487. During the nine months ended August 31, 2016, the Company issued 50,000 shares of common stock as payment for services related to general corporate matters. The shares were valued based on the closing price of the Company's common stock on the issuance date, and were expensed over the term of the consulting agreement. During the nine months ended August 31, 2015, the Company entered into two consulting agreements for services related to general corporate matters. The terms of these consulting agreements were from six to eleven months and provided for the issuance of 440,000 shares of common stock as payment for the services. The aggregate fair value of these shares amounted to $583,125 based on the closing price of the Company's common stock on the issuance date, and were expensed over the term of the consulting agreements.

Professional fees

During the nine months ended August 31, 2016, the Company incurred professional fees of $94,221, an increase of $8,754 as compared to the nine months ended August 31, 2015. The increase is attributed to an increase of $45,148 in consulting and audit fees caused by an overall increase in operating activities during the nine months ended August 31, 2016. This increase was offset by a decrease of $38,370 in legal fees due to an overall decrease in the number of financing transactions conducted and the level of complexity of the transactions entered into during fiscal year 2015.

 Salaries and employee benefits

During the nine months ended August 31, 2016, the amount of the Company’s salaries and employee benefits were $352,627 an increase of $320,858 as compared to the $31,769 for the nine months ended August 31, 2015. The increase in salaries and employee benefits is primarily attributed to Board Fees of $180,000 paid to the Company’s Chairman, and to a lesser extent the expansion of the management team. In November 2015, the Company approved the payment of monthly fees to its Chairman, Milton C. Ault III, in the amount of $20,000.

General and administrative

During the nine months ended August 31, 2016, the Company’s general and administrative expenses were $112,837, a decrease of $146,755 as compared to the $259,592 for the nine months ended August 31, 2015. The decrease in general and administrative expenses is primarily due to a decrease of $91,563 related to the winding down of SRB and a decrease of 82,668 in marketing related activities. In December 2014, the Company initiated multiple projects to increase awareness of the Company and during the nine months ended August 31, 2015, the Company incurred $82,668 in fees for public and investor relations services. During the nine months ended August 31, 2016, due to the emphasis on ongoing projects such as the pending acquisition of MTIX, the Company did not make an investment in these types of activities. These decreases were offset by an increase of $30,580 related to the start-up expenses of RCG.

Other Income and Expense

Other income and expense includes interest income, interest expense, amortization of discounts on notes payable, changes in the fair value of the Company’s derivative liabilities and losses recognized on issuances of the Company’s derivative liabilities.

Interest income

During the nine months ended August 31, 2016 and 2015, interest income totaled $99,727 and $6,074, respectively. The increase in interest income is due to the secured promissory notes the Company entered into with JST and Philo. The Company recorded interest of $78,412 from the amortization of original issue discounts and contractual interest of $21,315 based on the contractual interest rates on these two secured promissory notes.

Interest expense

During the nine months ended August 31, 2016, interest expense totaled $588,058, an increase of $300,132, as compared to interest expense of $287,926 in the nine months ended August 31, 2015. The increase in interest expense was primarily due to an increase in amortization of debt discounts on convertible notes and notes payable and an increase in the amount of the Company’s total borrowings. During the nine months ended August 31, 2016 and 2015, the Company recorded amortization of debt discounts of $298,591 and $248,863, respectively, an increase of $49,728. The remaining increase in interest expense of $212,826 is primarily due to an increase in the amount of the Company’s total borrowings.

Change in fair value of derivative liabilities

Changes in the fair value of the Company's derivative liabilities are attributed to the debt conversion features embedded in the Company's convertible promissory notes issued during the nine months ended August 31, 2016 and 2015 and warrants which are accounted for as derivative liabilities totaled a gain of $461,792 and $179,808, respectively. The Company is required to mark-to-market the value of its conversion feature liabilities.

FINANCIAL CONDITION

Our negative working capital of $2,614,313 as of August 31, 2016, increased by $526,924 from our November 30, 2015 negative working capital of $2,087,389. Our operating losses during the nine months ended August 31, 2016 were funded primarily by proceeds from convertible notes payable and loans payable of $714,745.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations through cash flows from equity transactions and debt financings. The outstanding principal balance of the Company’s convertible notes payable and notes payable increased $640,380 during the nine months ended August 31, 2016 as compared to November 30, 2015. The Company has incurred recurring losses and reported losses available to common stockholders for the nine months ended August 31, 2016 and 2015, totaling $674,155 and $1,506,480, respectively, as well as an accumulated deficit as of August 31, 2016 amounting to $3,886,972. As a result of the Company’s continued losses, at August 31, 2016, the Company’s current liabilities significantly exceed current assets, resulting in negative working capital of $2,614,313. Further, the Company does not have adequate cash to cover projected operating costs for twelve months from the issuance date of these financial statements and to repay convertible notes payable and notes payable in the aggregate principal amount of $679,278 that are in default at August 31, 2016. Due to the uncertainty of our ability to meet our current operating expenses, there is substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure. The continuation and expansion of our business is dependent upon either obtaining future equity or debt financings or achieving profitable operations in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful in obtaining equity or debt financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow. Our inability to take these actions as and when necessary would materially adversely affect our liquidity, results of operations and financial condition.

As reflected in the Company’s condensed consolidated statements of cash flows for the nine months ended August 31, 2016 and 2015, the Company’s reported net loss is comprised of non-cash charges, net of $81,010 and $1,105,944, respectively. A summary of these non-cash charges is as follows:

	For the Nine Months Ended August 31,
	2016	2015

Stock-based compensation to consultants	$20,000	$680,487
Interest income on amortization of original issue discount	(73,086)	-
Interest expense on warrant issuance	26,250	-
Loss on issuance of convertible debt	78,675	356,402
Loss on conversion of convertible debt	154,694	-
Change in fair value of derivative liability	(461,792)	(179,808)
Amortization of debt discount	336,269	248,863
Non-cash items included in net loss	$81,010	$1,105,944

Net cash used in operating activities for the nine months ended August 31, 2016 was $337,089, excluding the non-cash charges, was impacted by changes in working capital components of $256,056 primarily related to an increase in accrued interest on convertible and promissory notes payable of $193,333.

Net cash used in investing activities for the nine months ended August 31, 2016 included payments of $345,000 for notes receivable to Philo offset by proceeds of $48,333 from notes receivable from JST. No further amounts are due from JST.

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

Net cash used in financing activities for the nine months ended August 31, 2016 included proceeds from convertible notes of $307,000, notes payable of $407,745 ($52,745 from related parties) and $5,000 from the sale of 25,000 shares of common stock offset by payments on convertible notes of $32,192 and notes payable of $54,169 ($19,844 from related parties).

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report and has subsequently determined that our disclosure controls and procedures were not effective as of August 31, 2016 due to certain material weaknesses as described in our Form 10-K for our fiscal year ended November 30, 2015, as filed on April 28, 2017. As a result of such material weaknesses, our disclosure controls and procedures were not effective. Our management has worked and will continue to work to remediate the above material weaknesses in our disclosure controls and procedures.

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

AVALANCHE INTERNATIONAL, CORP.

Date: March 21, 2019	By:	/s/ Phillip Mansour
Philip Mansour
Chief Executive Officer
Principal Executive Officer

Date: March 21, 2019	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer
Principal Accounting Officer